Form 10-Q
period 1995-02-28
VALLEN CORP
filed 1995-04-13
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended February 28, 1995

                                       OR

            [    ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                   For the transition period from     to
                                                 -----  ------

                                 -------------

                         Commission File Number 0-10796

                                 -------------

                               VALLEN CORPORATION
             (Exact name of registrant as specified in its charter)


                 Texas                                     74-1366847
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       13333 Northwest Freeway
           Houston, Texas                                     77040
(Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number,                      (713) 462-8700
         including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 ------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at April 4, 1995:

                7,122,134 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements
                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                               MAY 31,
                                                                1994
                                                         ------------------
                 ASSETS                    FEBRUARY 28,    (DERIVED FROM
                                              1995       AUDITED FINANCIAL
Current assets:                            (Unaudited)      STATEMENTS)
                                          -------------  ------------------
   Cash and cash equivalents                   $ 1,199   $               -
   Investment securities, at cost which
    approximates market                          7,720               7,231
   Accounts receivable, net                     24,258              23,895
   Notes receivable                                412                   -
   Inventories                                  25,242              22,066
   Prepaid expenses and other current
    assets                                       2,726               2,062
                                               -------             -------
         Total current assets                   61,557              55,254
Property, plant and equipment, at cost          40,132              38,171
   Less accumulated depreciation and
    amortization                                18,763              16,674
                                               -------             -------
         Net property, plant and
          equipment                             21,369              21,497
Notes receivable, non-current                    1,599                   -
Investment in foreign affiliate, net             2,676               3,106
Intangibles, net of accumulated
 amortization                                    1,217               1,411
Other                                              346                 149
                                               -------             -------
                                               $88,764             $81,417
                                               =======             =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt        $   132             $    43
   Accounts payable                              9,790               8,906
   Accrued incentive bonus                         240                 194
   Accrued profit sharing contribution             180                  72
   Other accrued expenses                        1,726               1,656
   Income taxes payable                             89                  82
                                               -------             -------
         Total current liabilities              12,157              10,953

Long-term debt, excluding current
 maturities                                      5,265               3,817
Deferred income taxes                            1,115               1,115
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares authorized and
    unissued
   Common stock $.50 par value;
    20,000,000 shares authorized;
    9,713,884 and 9,703,472 shares
    issued at February 28, 1995 and
    May 31, 1994, respectively                   4,858               4,852
   Additional paid-in capital                    3,953               3,562
   Translation adjustment                         (625)                  -
   Retained earnings                            64,782              59,886
                                               -------             -------
                                                72,968              68,300
   Less cost of common shares held in
    treasury (2,591,750 and 2,616,350
    shares at February 28, 1995 and
    May 31, 1994, respectively)                  2,741               2,768
                                               -------             -------
   Total shareholders' equity                   70,227              65,532
                                               -------             -------
Commitments and contingencies                  $88,764             $81,417
                                               =======             =======

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)


                                           THIRD QUARTER ENDED     NINE MONTHS ENDED
                                              FEBRUARY 28,            FEBRUARY 28,
                                          ---------------------  ---------------------
                                             1995       1994        1995       1994
                                          ----------  ---------  ----------  ---------
Net sales                                   $50,680    $45,635    $147,698    $136,085

Cost of sales                                37,182     33,511     109,063      99,620
                                            -------    -------    --------    --------

Gross profit                                 13,498     12,124      38,635      36,465

Selling, general and
  administrative expenses                    10,564     10,501      31,009      30,672
                                            -------    -------    --------    --------

Operating income                              2,934      1,623       7,626       5,793

Earnings (loss) from foreign
 affiliate, net                                 (39)        75         195         243


Interest and dividend income                    152         45         339         248

Interest expense                                 54         58         150         135

Other income (expense), net                    (116)       (87)       (360)       (248)
                                            -------    -------    --------    --------

Earnings before income taxes                  2,877      1,598       7,650       5,901

Income taxes                                  1,070        568       2,754       2,040
                                            -------    -------    --------    --------

Net earnings                                $ 1,807    $ 1,030    $  4,896    $  3,861
                                            =======    =======    ========    ========

Net earnings per share                        $0.25      $0.15       $0.69       $0.55
                                            =======    =======    ========    ========

Weighted average number of common
 shares outstanding                           7,119      7,054       7,103       7,036

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

NINE MONTHS ENDED FEBRUARY 28,              1995      1994
- - ----------------------------------------------------------
OPERATING ACTIVITIES:

  Net earnings                            $ 4,896   $ 3,861
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization            2,679     2,703
   Earnings from foreign
    affiliate, net                           (195)     (243)
   Loss from joint venture, net               (44)        -
   Change in assets and
    liabilities, net of effects
    of acquisitions:
          (Increase) decrease in
           investment securities             (489)    1,867
          (Increase) in accounts
           receivable, net                   (363)       (3)
          (Increase) in inventory          (3,176)   (1,156)
          (Increase) in notes receivable     (412)        -
          (Increase) in prepaid
           expenses and other current
           assets                            (388)     (784)
          (Increase) in other assets         (197)      (28)
          Increase (decrease) in
           accounts payable and
           accrued liabilities              1,104      (157)
                                          -------   -------
          Net cash provided by
           operating activities             3,415     6,060

INVESTING ACTIVITIES:

  Net additions to property, plant and
   equipment                               (1,724)   (6,690)
  Currency translation adjustment            (625)        -
  Payments for acquisitions                     -      (605)
  Increase in notes receivable             (1,599)        -
  Investment in joint venture                (230)        -
                                          -------   -------
          Net cash used in investment
           activities                      (4,178)   (7,295)

FINANCING ACTIVITIES:

  Increase in long-term debt                1,720         -
  Payments on long-term debt                 (182)     (194)
  Employee stock transactions                 424       424
                                          -------   -------
          Net cash provided by
           financing activities             1,962       230
                                          -------   -------
  Net increase (decrease) in cash and
   cash equivalents                         1,199    (1,005)
  Cash and cash equivalents at
   beginning of period                          -     1,005
                                          -------   -------
  Cash and cash equivalents at end of
   period                                 $ 1,199   $     -
                                          =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Interest payments                       $   113   $   136
  Income tax payments                     $ 2,458   $ 2,198

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended February 28, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1995.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended May 31, 1993. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with present year presentation.

An investment in the common stock of a foreign affiliated company is accounted for by the equity method. The excess of cost of the stock of this affiliate over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

On January 13, 1995, Vallen Corporation, through its distribution subsidiary Vallen Safety Supply Company, purchased a 50% investment in the common stock of a newly formed corporation, Nuclear Utility Products, Inc. (NUPRO). NUPRO is to be operated as a manufacturing venture. Vallen Safety committed $600,000 in working capital to the venture and exchanged $2,011,000 in cash for notes receivable from the venture partner. The joint venture is accounted for by the equity method.

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. During the nine months ended February 28, 1995, employee stock option exercises and shares purchased through the employee stock purchase plan increased the number of shares outstanding by 35,012 shares. The weighted average number of shares outstanding for the nine months ended February, 1995 and 1994 were computed based on the actual number of common shares outstanding.

Note 2.  Inventory costs are summarized as follows:

                        FEBRUARY 28,   MAY 31,
                           1995         1994
                        ------------  --------
                        (Thousands of Dollars)
   Raw materials          $ 1,229     $ 1,228
   Work in process            611         624
   Finished goods          23,402      20,214
                          -------     -------
   Total inventories      $25,242     $22,066
                          =======     =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

               THIRD QUARTER ENDED FEBRUARY 28, 1995 COMPARED TO
                     THIRD QUARTER ENDED FEBRUARY 28, 1994

                                 ------------

Net sales increased 11.1% to $50,680,000, and gross profit increased by 11.3% to $13,498,000. Approximately one-half of the sales increase for the quarter was attributable to the opening of six in-plant stores domestically and acquiring a Canadian store operation during fiscal 1994, which were not entirely in operation in the quarter ended February 28, 1994. New and expanded national sales contracts, particularly in the transportation industry, also added to the sales increase. The manufacturing subsidiary's sales increased 17.3%, while gross profit margins increased 20.7% compared to the same quarter in the prior year. Competition for markets and market share in the eye protection and industrial shower/eyewash businesses has held market penetration and margins at historical levels for the quarter and year to date. The distribution subsidiary's sales increased 10.3% for the quarter compared to the same quarter in fiscal 1994. Flat gross profit margins in the distribution subsidiary, resulting from competitive market pressures in major product line areas, combined with the manufacturing subsidiary results, resulted in a consolidated gross profit margin of 26.6% for the quarters ended February 28, 1995 and 1994.

Selling, general and administrative expenses increased 0.6% compared to the same quarter in the prior year. The restructuring of corporate and field operations and an emphasis on cost containment in both the distribution and manufacturing operations has led to the flattening out of these costs. Selling, general and administrative expenses as a percent of net sales were 20.8% for the quarter ended February 28, 1995, compared to 23.0% for the quarter ended February 28, 1994. The foreign (Mexican) affiliate had an operating loss for the quarter primarily related to the effects of the devaluation of the Mexican peso against the U.S. dollar in December, 1994. Interest income increased significantly due to increased cash available for investment and increased interest rates. The tax rate for the quarter was slightly higher. Net earnings increased 75.4% for the quarter to $1,807,000.


                NINE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO
                      NINE MONTHS ENDED FEBRUARY 28, 1994

                                  -----------

Sales increased 8.5% to $147,698,000 and gross profit increased 6.0% to $38,635,000. The reasons for sales and gross profit changes for the nine month period are consistent with the reasons discussed above for the quarter. Selling, general and administrative expenses increased 1.1% to $31,009,000, primarily due to personnel related expenses, operating equipment leasing and temporary employment needs at the new on-site locations. Other expense increased due to a one time loss on a property sale in the second quarter. The tax rate in fiscal 1995 was slightly higher due to relative sales levels in specific states. Net earnings increased 26.8% to $4,896,000.

FINANCIAL CONDITION

                   FEBRUARY 28, 1995 COMPARED TO MAY 31, 1994

                                  -----------

Cash flows provided by operations for the year to date ended February 28, 1995 decreased to $3,415,000, compared to $6,060,000 for the year to date ended February 28, 1994. Cash flows were utilized to increase inventories by $3,176,000 to meet demands created by additional sales volume and to stock new on-site locations. A combination of lower capital expenditure requirements in the current year and higher sales levels has increased the available cash from operations. This excess cash has been invested in bonds and other high grade short term investments. Accounts receivable decreased $363,000 in the nine month period.

Net additions to property, plant and equipment were $1,724,000, and included $606,000 for the completion of the new Bolingbrook (Chicago), Illinois regional distribution center in mid-1994. The current year to date level of capital expenditures is significantly lower than for the same period in the previous year, as the Company was engaged in facility upgrade programs in multiple locations in the prior fiscal year. Employee stock options exercised and amounts withheld in connection with the employee stock purchase plan had the effect of increasing common stock by $6,000, additional paid-in capital by $391,000 and reducing treasury stock by $27,000.

Due to the devaluation of the Mexican peso against the U.S. dollar during the quarter ended February 28, 1995, the Company has recorded a translation adjustment of $625,000 in the Shareholders' equity section of the balance sheet against the carrying value of the equity investment in the 50% owned Mexican affiliate.

PART  II  OTHER INFORMATION

Item 1.        Legal proceedings  -  None

Item 2.        Changes in securities  -  None

Item 3.        Defaults upon senior securities  -  None

Item 4.        Submission of matters to a vote of security holders  -  None

Item 5.        Other information  -  None

Item 6.        (a) Exhibits  -  None

               (b) Reports on Form 8-K  -  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALLEN CORPORATION
                              --------------------------------------
                              Registrant


      April 10, 1995          /s/ James W. Thompson
- - -------------------------     --------------------------------------
Date                          James W. Thompson
                              President



      April 10, 1995          /s/ Leighton J. Stephenson
- - -------------------------     --------------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer