Form 10-K
period 1995-05-31
VALLEN CORP
filed 1995-08-25
CIK 312907

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1995
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________
                         COMMISSION FILE NUMBER 0-10796

                               VALLEN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                        74-1366847
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     13333 NORTHWEST FREEWAY
         HOUSTON, TEXAS                                     77040
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 462-8700
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.50 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

           $56,258,063 BASED ON THE CLOSING PRICE OF AUGUST 14, 1995

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

COMMON STOCK, $.50 PAR VALUE                        7,203,563
    (Title of class)                    (Number of shares outstanding
                                           as of August 14, 1995)

                       DOCUMENT INCORPORATED BY REFERENCE

              DOCUMENT                               PART OF FORM 10-K
    Proxy Statement for the 1995 Annual
         Meeting of Shareholders                          Part III

                           Exhibit Index on Page 30

===============================================================================

                                   P A R T  I

ITEM 1.  BUSINESS

     Vallen Corporation (together with its subsidiaries, the "Company" or "Vallen") was incorporated under the laws of Texas in 1960 as the successor to a business founded in 1947. The Company operates a manufacturing subsidiary, Encon Safety Products, Inc. ("Encon"), a distribution subsidiary, Vallen Safety Supply Company ("Vallen Safety"), and an inactive import subsidiary, Safety World, Inc. Vallen Safety operates a Canadian subsidiary, Vallen Safety Supply Company, Ltd. ("Vallen Safety Canada"). Additionally, Vallen Safety, through a 50% owned Mexican company, Proveedora de Seguridad Industrial Del Golfo, S.A. ("Proveedora") engages in distribution in Mexico.

     Vallen Safety is a distributor of industrial safety and health products designed for the protection of the individual worker and the workplace environment. Its customer base is nationwide; major markets serviced include chemical production, oil and gas extraction, railroad transportation, petroleum refining, utilities, pulp and paper products, primary metals extraction, general manufacturing, various governmental agencies, business services, transportation equipment, electrical machinery and construction. Encon manufactures industrial safety equipment for sale by Vallen Safety and unaffiliated distributors.
During the past fiscal year, the distribution and manufacturing segments contributed 68% and 32%, respectively, of the Company's operating income before corporate general and administrative expenses.

     The table included in Note 12 to the Company's Consolidated Financial Statements provides certain information regarding Vallen's distribution and manufacturing industry segments for the Company's last three fiscal years.

     The Company's corporate headquarters are in Houston, Texas. Corporate management has responsibility for overall organization, planning, business development and control of Company operations, as well as specific oversight in the areas of compensation and benefits, finance and accounting, data systems, risk management, taxes and employee training and development.

                                  DISTRIBUTION

     Vallen Safety distributes a broad range of personal protective and other safety and health related products and services, including approved respiratory equipment and gas detection instruments to meet specific safety and health needs of industrial customers. Respiratory equipment and atmospheric hazard detection instruments are used where work is performed in limited breathing environments, or where workers are exposed to hazards associated with possible escape of toxic or combustible gases or to carcinogens and other dangerous atmospheric particulates.

     Supplied-air respiratory equipment includes both portable self-contained units and air line respirators worn by industrial, fire fighting and other personnel in environments where ambient conditions require a dependable, alternative source of breathable air. Supplied-air respiratory equipment contributed 7.8%, 9.8% and 10.7% of consolidated net sales for the years ended May 31, 1995, 1994 and 1993, respectively. The organization distributes air purifying equipment including gas masks, chemical cartridge and particulate type respirators for protection against breathing dusts, mists, fumes and fogs associated with certain industrial process environments.

     A wide variety of personal protective equipment and other workplace commodities is distributed, including eye protection devices, head and hearing protection items, gloves, first aid products and emergency shower and eye-wash products, as well as protective clothing and similar items. As an additional service business, a program has been added to provide prescription safety eyewear service at specific customer sites.

     Vallen Safety markets a series of portable electronic instruments and colorimetric tubes used to detect and measure the presence and levels of toxic and combustible gases or oxygen deficient atmospheres. Portable devices used in enforcing industrial pollution control programs are also marketed.

     Other product lines include fire safety equipment and fire control agents, ergonometric enhancing products, material handling equipment and netting, safety signs, lights and alarms.

     Vallen Safety's distribution activities are controlled centrally from the distribution headquarters in Houston. Across the U.S., Vallen Safety has six regional hubs that use their large distribution centers to ship directly to customers and to supply the 35 satellite branches. Sales representatives receive training from Vallen Safety and certain of its suppliers regarding appropriate applications and relevant regulatory and industry standards for various kinds of safety and health equipment. Vallen Safety also sponsors safety equipment and safety awareness training programs and seminars for customer personnel.

     Vallen Safety has steadily expanded its "in-plant store" concept: safety stores physically located on the customers' premises. The stores distribute a variety of products directly to customer personnel, and Vallen Safety manages the safety inventory stocks for the customers. The number of in-plant stores now totals 25.

     Vallen Safety maintains service centers which inspect, repair and calibrate respiratory equipment and electronic atmospheric hazard detection instruments. Vallen Safety also operates mobile respiratory service vans, staffed by factory certified technicians who perform scheduled in-plant inspection and repair work for customers.

     Vallen Safety purchased 50% of the outstanding common stock of Proveedora, a health and safety products distribution company headquartered in Tampico, Mexico, on December 17, 1992. Proveedora, a company organized under the laws of Mexico, represents many of the same industrial safety equipment suppliers that Vallen Safety does. It operates through 16 locations throughout Mexico.

     Vallen Safety opened its first Canadian branch operation in May, 1993. Vallen Safety Supply Company, Ltd., a company organized under the laws of Canada, was formed to conduct those operations. The Canadian company generally represents the same supplier group as Vallen Safety's U.S. operations. There are currently 3 Canadian branch operations. Sales at these locations for the year ended May 31, 1995 were approximately $3,000,000.

     The Company has announced the following acquisitions transactions, which have been completed subsequent to May 31, 1995:

(1) Vallen Corporation and Vallen Safety announced the closing of the purchase of a 50% interest in Century Sales and Service Limited (Century), a Canadian corporation, that is an Edmonton, Alberta based distributor of mill supply and industrial hardware products as of June 6, 1995. Additional considerations for the 50% purchase will be paid in January, 1996 based upon the audited financial results of Century's November 30, 1995 fiscal year. Vallen has the option to purchase the remaining 50% interest in Century based upon a purchase formula either 5 or 6 years following the initial 50% purchase price closing date. Century operates a major distribution center at its Edmonton corporate headquarters, with a total of 12 distribution sites in Alberta and Saskatchewan provinces. Its operations cover these two Canadian provinces plus the Northwest and Yukon territories and parts of British Colombia. Century's sales are approximately $50 million Canadian annually. It employs approximately 214 people in its operations.

(2) Effective July 24, 1995, Vallen Corporation and Vallen Safety completed the purchase of the major assets and assumption of certain liabilities, as well as the rights, to the name of Safety Centers Incorporated (SCI), a South Holland (Chicago) Illinois based distributor of safety equipment and protective clothing, as well as novelty merchandise through 22 on-site safety center locations and two distribution hubs. SCI employs approximately 120 persons. SCI's primary markets are in the steel production and automobile and related parts manufacturing sectors. Its markets are throughout the United States, with particular concentration in the midwest. The safety stores will be operated as a division of Vallen Safety. SCI's annual sales are approximately $25 million.

(3) Effective August 18, 1995, Vallen acquired 100% of the capital stock and the business of All Supplies, Inc., a Baton Rouge, Louisiana based distributor of mill, safety and industrial welding supplies. All Supplies sales are approximately $9 million annually.

     Vallen Safety's distribution operations sell to a diverse customer base. No customer accounted for 10% or more of consolidated revenues. Sales to Proveedora and to domestic companies for export purposes were less than 3% of distribution net sales during the year ended May 31, 1995. Vallen Safety is unable to assess its overall market position relative to other competing entities due to the overall fragmented nature of its principal business.

     Of the more than 400 suppliers whose products are regularly distributed by Vallen Safety, the top 10 accounted for approximately 40% in dollar amount of distribution sales during the year ended May 31, 1995. All of the Company's arrangements with suppliers are terminable by either party on short notice. Sales of respiratory equipment purchased from Scott Aviation, a division of Figgie International, Inc., comprised approximately 8.5% in dollar amount of all products sold during the year ended May 31, 1995. Termination of Vallen Safety's distribution of Scott equipment could have a materially adverse effect on the Company's business. Vallen has been a distributor of safety equipment manufactured by Scott continuously since 1953 and considers its relations with this supplier to be satisfactory. No other supplier accounted for as much as 10% in dollar amount of distribution products sold during the year ended May 31, 1995.

     Competitive factors in distribution of safety and health products include quality and breadth of lines distributed, ability to fill orders promptly from inventory, technically knowledgeable sales personnel, reputation, service and repair capability in certain product lines, and price. The Company maintains adequate inventories in order to avoid any substantial distribution backlog created by unfilled customer orders. The Company engages in active competition with a large number of other safety and health product distributors in each of its product lines and geographical markets. Most such distributors are small enterprises selling to customers in a limited geographic area. Most manufacturers of industrial safety and health products sell through distributors because of the relative direct marketing costs of a narrow product line to customers. One of the major competitors in the industry, however, is an integrated manufacturer and distributor of safety and health products whose sales, earnings and financial resources exceed Vallen's; however, this competitor's principal geographical areas of concentration are not within Vallen's primary market areas.

                                 MANUFACTURING

     Encon was formed in 1964 to produce specialized safety equipment for which the Company could find no suitable source of supply to meet customer needs. Encon currently manufactures various lines of safety equipment for use in industries where workers are exposed to potentially hazardous conditions. Many components of its manufactured products are fabricated by others, although on-site tooling and fabrication have been implemented where justified by volume, cost and other factors.

     Encon produces fixed and portable eye-wash and face-wash equipment and emergency drench and enclosed showers for use in plant areas where workers risk contact with dangerous chemicals or other similar hazards.

     Encon produces the Encon 160, a chemical splash goggle which is designed to be cosmetically appealing to the worker and incorporates a replaceable cylindrical lens for increased clarity and peripheral vision. Encon also specializes in the manufacturing of other protective eyewear including the first spherical-lens protective goggle. This spherical-lens goggle provides the customer with a less expensive alternative to the Encon 160, while maintaining the optimum in eye protection. Encon also produces a high quality visitor spectacle which meets industry specifications and standards for primary protective eyewear.

     Encon Custom Plastics, a division of Encon acquired in February 1990, is a contract manufacturer of vacuum formed and injection molded thermoplastic parts. Its primary product line includes wall cases for emergency self-contained breathing apparatus and fire extinguishers, Therma Flow covers, AWARENESS(TM) shower signs and various other products manufactured by vacuum forming and molding.

     Encon manufactures cool air delivery systems for individual workers. These systems utilize the vortex tube assembly (a no-moving-parts heat exchanger) to separate delivered compressed air into hot and cold streams and, in conjunction with insulated aluminized reflective garments, permit safe and comfortable working environments for extended periods in conditions of high ambient temperature and radiant heat.

     During the year ended May 31, 1995, 31% of manufacturing net sales were made to the Company's distribution operations. The remaining 69% were made primarily to unaffiliated regional distributors and, to a lesser extent, to industrial mail-order catalog firms, overseas sales representatives, certain industrial users and distributors specializing in particular market segments. Encon also sells vortex tube assemblies and certain other components to original equipment manufacturers for incorporation into finished products. Manufactured products are marketed primarily under the "Encon" name. Other than as noted above, no single customer accounted for 10% or more of net sales for the manufacturing operations for the year ended May 31, 1995.

     Approximately $1,985,000, or 10%, of manufacturing net sales for the year ended May 31, 1995, were to foreign purchasers in various geographical regions. The Company accepts payment only in United States dollars and makes sales outside the United States only to established customers or against letters of credit drawn on major money center banks.

     Encon competes with numerous other manufacturers, some of which have substantially greater resources. The Company does not believe that its manufactured products account for a significant share of any of its markets.
The Company does not consider that its manufacturing operations or its business as a whole are materially dependent upon any one product or any related group of products.

     Effective January 12, 1995, Vallen Corporation invested cash to acquire a 50% equity interest in Nuclear Utility Products, Inc. (NUPRO), a new company formed to manufacture and supply protective clothing and engineered products used in the nuclear power production business. Vallen, through its wholly-owned distribution subsidiary, Vallen Safety, has contracts to supply safety products to the Tennessee Valley Authority (TVA). Vallen's partner in NUPRO has 25 years experience in the manufacture and supply of such protective clothing and related products to the nuclear power industry. The size of NUPRO and the results of operations of this company are not significant to Vallen Corporation or its distribution subsidiary.

     The Company's manufacturing operations are not dependent on one or a small number of suppliers or fabricators for any raw materials or tooled components.

                                   REGULATION

     Marketability of the Company's distributed and manufactured products depends, in many instances, upon compliance with manufacturing, quality control, performance, test and other published standards of entities such as the Occupational Safety and Health Administration ("OSHA"), the National Institute for Occupational Safety and Health ("NIOSH"), the American National Standards Institute ("ANSI"), the American Society of Testing Materials ("ASTM"), Underwriters' Laboratories ("UL"), Factory Mutual ("FM"), and the Canadian Standards Association ("CSA"). To the extent applicable, the Company's manufactured products currently meet or exceed such published standards or criteria, and compliance of various other products marketed by Vallen Safety is certified by their manufacturers. Such standards could, however, change in the future so as to render one or more of Vallen's products or product lines at least temporarily unmarketable. The Company believes that the manufacturers of its products, including its manufacturing subsidiary, should be able to adapt such products to any reasonably foreseeable new standards which might be adopted in the future.

     The Company believes that compliance by its customers with federal regulations regarding occupational safety and health has been an important factor in its past growth. The Company cannot predict the level of future regulation.

                                   INSURANCE

     Failure of a safety product marketed or manufactured by the Company could expose it to large damage claims. The Company is named as an additional insured under the products liability policies maintained by certain of its suppliers and maintains product liability and other insurance in amounts believed by the Company to be in accordance with industry practices. Nevertheless, such insurance coverage may not be adequate to protect the Company against all liability or loss which might arise from a product failure.

                                   EMPLOYEES

     The Company employed 732 persons at May 31, 1995 and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     Vallen's corporate and distribution headquarters are located in a 50,000 square foot building in northwest Houston. The building, constructed in 1978, and the five-acre tract on which it is situated, are owned by the Company. The Company constructed a new 65,000 square foot manufacturing facility in Houston and the Houston manufacturing operation moved into the new facility in fiscal 1991. The existing corporate and distribution headquarters' staff absorbed the space vacated by the manufacturing personnel. The Company owns and operates a 10,000 square foot manufacturing facility in Coudersport, Pennsylvania and leases a 15,000 square foot manufacturing facility in Houston, Texas. The Company owns branch-warehouses with an aggregate of 207,000 square feet of space in Mobile, Alabama; Bolingbrook (Chicago), Illinois; Baton Rouge, Louisiana; Philadelphia, Pennsylvania and Beaumont, Brazosport, Corpus Christi, Dallas, Odessa and Pasadena, Texas; and leases an aggregate of 264,000 square feet of warehouse and office space in Birmingham, Alabama; Anchorage, Alaska; Phoenix, Arizona; Sacramento, Pittsburg and Los Angeles, California; Atlanta, Georgia; Peoria, Illinois; Waterloo, Iowa; Lake Charles and New Orleans, Louisiana; Baltimore, Maryland; Midland, Michigan; Albuquerque, New Mexico; Charlotte, North Carolina; Canton, Ohio; Tulsa, Oklahoma; Knoxville, Nashville, Kingsport and Memphis, Tennessee; Austin, Houston, Longview and Texas City, Texas; Richmond, Virginia; Seattle and Longview, Washington; and Kingston, Ottawa, Sarnia and Toronto, Ontario, Canada.

     As a part of the restructuring process described in the Management's Discussion and Analysis section, the Company closed four locations, aggregating some 24,000 square feet of warehouse and office space in fiscal 1995.

     Aggregate rentals of real property during the year ended May 31, 1995 were $1,157,000. Reference is made to Notes 5 and 10 of the Notes to Consolidated Financial Statements for information regarding mortgages on real estate and commitments under long-term operating leases. The Company considers all property owned or leased by it to be well-maintained, adequately insured and suitable for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

     No claims are currently pending against the Company other than claims in the ordinary course of business which are not material or as to which the Company believes it either has adequate insurance coverage or has made adequate provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1995.

                                 P A R T   I I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began public trading on October 9, 1979 and is traded over-the-counter on the NASDAQ National Market System under the symbol VALN. At August 4, 1995 there were approximately 1,500 holders of the Company's Common Stock including individual participants in certain security position listings. The Company has not paid any cash dividends on its Common Stock since its organization.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock as reported by the NASDAQ Stock Market.


             QUARTER             HIGH      LOW
             -------            -------  -------

     Year Ended May 31, 1995
         Fourth                 $17 1/4  $13
         Third                   14 1/2   11 1/4
         Second                  12 1/4   10 1/2
         First                   12 1/2   10
     Year Ended May 31, 1994
         Fourth                  15 1/2   11 3/4
         Third                   16       11 1/2
         Second                  17 1/4   11 7/8
         First                   17 1/4   15

ITEM 6.  SELECTED FINANCIAL DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

IN THOUSANDS (EXCEPT PER SHARE DATA)


OPERATING RESULTS FOR THE YEAR ENDED        1995       1994       1993       1992       1991
 MAY 31,                                  ---------  ---------  ---------  ---------  ---------
  Net sales                                $203,284   $185,751   $175,605   $167,338   $151,398
  Net earnings                                7,142      4,557      6,257      6,306      6,578
  Net earnings per common share*           $   1.00   $    .65   $    .89   $    .92   $    .98

FINANCIAL POSITION AT MAY 31,
  Total assets                             $ 90,654   $ 81,417   $ 74,367   $ 65,830   $ 58,930
  Working capital                            51,721     44,301     44,508     40,548     32,447
  Current asset ratio                         5.5:1      5.0:1      6.0:1      6.1:1      4.7:1
  Long-term debt, excluding current           5,194      3,817      3,722      3,765      3,949
   maturities
  Debt-to-equity ratio                        0.1:1      0.1:1      0.1:1      0.1:1      0.1:1

SHAREHOLDERS' EQUITY AT MAY 31,
  Shareholders' equity                     $ 72,682   $ 65,532   $ 60,323   $ 52,784   $ 44,634
  Weighted average number of common
   shares outstanding*                        7,108      7,046      7,004      6,867      6,698
  Book value per share*                    $  10.23   $   9.30   $   8.61   $   7.69   $   6.66

------------

*   Adjusted for stock split in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of certain aspects of the Company's results of operations and financial conditions should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data included elsewhere herein.

                             RESULTS OF OPERATIONS

     The table below is presented to assist in analyzing changes in operating results for the fiscal years 1995, 1994 and 1993, indicating changes in various items in the statement of earnings as a percentage of net sales, and the increase (decrease) in such items in 1995, 1994 and 1993 compared to the prior year.


                                                  YEARS ENDED MAY 31,
                             ------------------------------------------------------------------------------
                                  ITEMS IN CONSOLIDATED STATEMENT OF           PERCENTAGE OF INCREASE
                                EARNINGS AS A PERCENTAGE OF NET SALES        (DECREASE) FROM PRIOR YEAR

                                 1995         1994           1993            1995      1994         1993
                               --------     --------       --------        --------  --------     --------
Net sales                        100.0%        100.0%        100.0%           9.4%       5.8%         4.9%

Cost of sales                     73.8          73.5          72.7            9.9        7.0          6.1

Selling, general and
 administrative expenses          20.7          22.2          21.7            2.0        8.6          2.7

Other income (expense),             .1          (0.1)         (0.1)         265.3       11.0        (53.8)
 net /(1)/

Income taxes                       2.0           1.5           2.0           52.5      (25.0)         1.8

Net earnings                       3.5           2.5           3.6           56.7      (27.2)        (0.8)

/(1)/ This amount includes categories interest and dividend income, interest expense, earnings from foreign affiliate and other income and expense in the Consolidated Statement of Earnings.

     Sales increased in the year ended May 31, 1995. Gross profit for the distribution segment was down slightly, as a percentage of net sales, while operating expenses were flat. The gross profit margin reduction results primarily from increased importance of renewing annual sales contracts with larger national and multi-national customers and strong competition in markets serviced by the Company. Additionally, the Company's manufacturing segment experienced significant materials cost increases in the current fiscal year, not all of which were passed through to customers during the year due to market competition conditions. This combination and the Company's ability to hold down the rate of operating expense increase during the year resulted in increased net earnings. The Company continues to invest in the long-term growth of the Company through the opening of more efficient distribution facilities, upgrading of its manufacturing facilities and by continuing to expand market share. Management believes that technology investment is a key to future success and expansion of the Company's business.

     The Company purchased a 50% interest in Proveedora, based in Tampico, Mexico, on December 17, 1992. The initial investment and subsequent capital contribution was $2,767,000. Gross sales for Proveedora for the years ended May 31, 1995 and 1994, in U.S. dollar equivalents, were $7,701,000 and $6,927,000, respectively.

NET SALES

     Consolidated net sales increased $17,533,000 or 9.4% during fiscal 1995 as compared to an increase of $10,146,000 or 5.8% in 1994. Sales increased 9.4% in the distribution segment and 6.7% in the manufacturing segment during fiscal 1995. The increase in consolidated sales for fiscal 1995 and 1994 was primarily due to new distribution branches and in-plant facilities being opened in fiscal 1995 and 1994, as well as the growth in the national accounts programs. The increase in the manufacturing sales level was primarily related to a volume increase in the shower and eye protection lines.

GROSS PROFIT

     Consolidated gross profit as a percentage of net sales was 26.2%, 26.5% and 27.3% for fiscal years 1995, 1994 and 1993, respectively. The manufacturing subsidiary's gross profit margins increased slightly in fiscal 1995. The distribution subsidiary's sales, which are at a lower gross profit margin, were a greater percentage of the consolidated total sales. Gross profit margins for the distribution operations were slightly lower each of the past three years, due to increased competition for relatively flat markets in the personal protection product lines, and in part a result of the increasing percentage of total net sales attributable to high volume, lower margin national supply contract sales. These factors, in combination with a trend toward lower distribution margin, resulted in a lower consolidated margin in fiscal 1995 and 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, as a percentage of net sales, decreased to 20.7% in fiscal 1995, compared to 22.2% in 1994 and 21.7% in 1993. Included in fiscal 1994's expenses are restructuring charges of $460,000, comprised of $350,000 of lease obligations and $110,000 of severance pay for the Company's employee terminations. Selling, general and administrative expenses increased 2.0% to $42,123,000 in fiscal 1995 and 8.6% to $41,314,000 in fiscal
1994. New distribution locations were the primary reasons for the increase in fiscal year 1995. In fiscal year 1994 increased locations, numbers of personnel and related expenses were the primary expense increase factors. In addition, fiscal 1994's expense increase was impacted by additional unabsorbed manufacturing facility expenses.

NET EARNINGS

     Consolidated net earnings as a percentage of net sales was 3.5%, 2.5% and 3.6% for fiscal year 1995, 1994 and 1993, respectively. The 1995 net earnings of $7,142,000, or $1.00 per share, represented a 56.7% increase compared to fiscal 1994.

     The increase was primarily the result of reducing the rate of operating expense growth relative to the net sales level growth between years. These factors are attributable in part to the restructuring activities at the corporate location at the beginning of fiscal 1995, and a focus on cost control at the distribution sites in 1995.

     The net earnings increase for fiscal 1995 compared to fiscal 1994 was also attributable to a reduction in capital expenditures in fiscal 1995 and a corresponding reduction in the depreciation expense addition in the year related to the capital spending program, primarily in the areas of new distribution center additions and computer hardware and software upgrades.

EARNINGS FROM FOREIGN AFFILIATE, INTEREST AND DIVIDEND INCOME, AND OTHER INCOME (EXPENSE)

     Earnings from foreign affiliate, net, were $387,000 at May 31, 1995 versus $217,000 for the year ended May 31, 1994. The earnings are from the Company's 50% position in Proveedora.

     Interest and dividend income increased in 1995 by $298,000 and decreased in 1994 by $44,000 due to fluctuating interest rates and cash levels available for investment. Interest expense increased in 1995 by $102,000 and in 1994 by $6,000 primarily due to the increased long-term debt due to the Chicago building mortgage and the variable interest rates on the Encon industrial development bonds. In 1995, other expense, net increased $45,000 due primarily to increased amortization of intangibles from previous acquisition activity and due to the loss on an equity accounting basis in 1995 from Vallen's investment in NUPRO since January 13, 1995 of $54,000. Other expense, net, in 1994 increased $57,000 due primarily to increased amortization of intangibles.

INCOME TAXES

     The effective tax rates for fiscal years 1995, 1994 and 1993 were 36.5%, 37.2% and 36.5%, respectively.

     In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Effective June 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of earnings. The cumulative effect of the implementation of Statement 109 was immaterial.
For a more thorough discussion of FASB Statement 109, see the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

LIQUIDITY

     The net cash provided by operations for fiscal years 1995, 1994 and 1993 was $5,799,000, $7,239,000, and $6,622,000 respectively. Management is not aware of any potential impairment to the Company's liquidity. Included in accrued expenses payable at May 31, 1994 is $460,000 for restructuring charges also described in the Notes to Consolidated Financial Statements, Note 2. In connection with certain acquisitions made subsequent to May 31, 1995, as noted in Part 1 of this document, the Company paid a total of $6,940,904 in cash and re-issued a total of 120,732 shares of common stock from treasury shares.

     Also, in connection with these acquisitions made by the Company subsequent to May 31, 1995, Vallen Safety and the Company, as guarantor, entered into a $6 million non-secured term-revolver credit agreement as of July 24, 1995. The duration of the credit facility is four years, and has both prime and LIBOR based borrowing options. As of the date of this document, $5 million has been drawn, in connection with an acquisition made subsequent to May 31, 1995.

LONG-TERM OBLIGATIONS

     On March 28, 1990, the Company issued $2,750,000 in industrial development bonds (See Note 5 of Notes to Consolidated Financial Statements). The bonds are secured by a letter of credit agreement and further secured by a lien upon a manufacturing facility in Houston constructed with the proceeds.

     On December 1, 1994, the Company signed a long-term loan with a bank for $1,720,000. The loan is secured by a mortgage on the regional distribution center and surrounding property in Bolingbrook, Illinois.

IMPACT OF INFLATION

     Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended May 31, 1995. The Company has generally been able to pass along price increases from its manufacturing suppliers.

CAPITAL EXPENDITURES

     During fiscal 1995 the Company invested $2,590,000 in capital assets for its distribution segment and $262,000 for its manufacturing segment. The distribution expenditures were primarily comprised of $927,000 for rental equipment, $707,000 for land, buildings and building improvements, $544,000 for new computer hardware and software, $392,000 for furniture and operating equipment and $20,000 for delivery vehicles. The manufacturing expenditures were primarily for tools, dies and other equipment used in the manufacturing process.

     The capital expenditure program is designed to (1) focus the distribution activity of the Company in modern, technologically advanced regional centers,
(2) match the Company's management information systems to the demanding, flexible marketplaces in which the Company competes to maintain its position as an industry leader in customer satisfaction, and (3) maintain efficient and cost competitive manufacturing operation facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        PAGE
     REFERENCE

       13          --Report of KPMG Peat Marwick LLP, Independent Auditors.

       14          --Consolidated Balance Sheets -- May 31, 1995 and 1994.

       15          --Consolidated Statements of Earnings -- Years ended May 31, 1995, 1994 and 1993.

       16          --Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1995, 1994 and 1993.

       17          --Consolidated Statements of Cash Flows -- Years ended May 31, 1995, 1994 and 1993.

       18          --Notes to Consolidated Financial Statements.


                           INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
VALLEN CORPORATION

We have audited the consolidated financial statements of Vallen Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vallen Corporation and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995, in conformity with generally accepted accounting principles.



                                          KPMG PEAT MARWICK LLP


Houston, Texas
July 17, 1995

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                MAY 31,
                                          -------------------
                 ASSETS                     1995       1994
                                          ---------  --------

Current assets:
   Cash and cash equivalents               $ 3,006   $      -
   Investment securities, at cost which      7,255      7,231
    approximates market
   Accounts receivable, less allowance
    for doubtful accounts of $311 and       26,039     23,895
    $286 at May 31, 1995 and 1994,
    respectively
   Notes receivable                            412          -
   Inventories (Note 3)                     24,026     22,066
   Prepaid expenses and other current        2,565      2,062
    assets                                 -------    -------
            Total current assets            63,303     55,254
                                                      -------
Property, plant and equipment, at cost      40,501     38,171
 (Notes 4 and 5)
   Less accumulated  depreciation and       19,558     16,674
    amortization                           -------    -------
            Net property, plant and         20,943     21,497
             equipment
   Notes receivable, non-current             1,599          -
Investment in foreign affiliate, net         3,070      3,106
 (Note 9)
Intangibles, net of accumulated
 amortization of $1,567 and $1,278 at        1,235      1,411
   May 31, 1995 and 1994, respectively
Other                                          504        149
                                           -------    -------
                                           $90,654    $81,417
                                           =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt    $   161    $    43
    (Note 5)
   Accounts payable                          8,587      8,906
   Accrued bonus incentives (Note 8)           697        194
   Accrued profit sharing contribution         401         72
    (Note 8)
   Other accrued expenses (Note 2)           1,556      1,656
   Income taxes payable                        180         82
                                           -------    -------
            Total current liabilities       11,582     10,953
                                           -------    -------

Long-term debt, excluding current            5,194      3,817
 maturities (Note 5)
Deferred income taxes (Note 7)               1,196      1,115
Shareholders' equity (Note 6):
   Preferred stock $1.00 par value.
    1,000,000 shares authorized and
    unissued at May 31, 1995 and 1994
   Common stock $.50 par value.              4,857      4,852
    20,000,000 shares authorized;
    9,713,884 and 9,703,472 shares
    issued at May 31, 1995 and 1994,
    respectively
   Additional paid-in capital                3,955      3,562
   Translation adjustment                     (417)         -
   Retained earnings                        67,028     59,886
                                           -------    -------
                                            75,423     68,300

   Less cost of common shares held in
    treasury (2,591,750 and 2,616,350        2,741      2,768
     shares at May 31, 1995 and 1994,      -------    -------
     respectively)
            Total shareholders' equity      72,682     65,532
                                           -------    -------
Commitments and contingencies (Notes 8
 and 10)
                                           $90,654    $81,417
                                           =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Thousands of Dollars Except for Per Share Amounts)


                                                  YEAR ENDED MAY 31,
                                          ----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  ----------

Net sales                                  $203,284    $185,751    $175,605

Cost of sales                               150,111     136,605     127,620
                                           --------    --------    --------

Gross profit                                 53,173      49,146      47,985

Selling, general and administrative
 expenses  (Notes 8 and 10)                  42,123      41,314      38,026

Restructuring charges (Note 2)                    -         460           -
                                           --------    --------    --------

Operating income                             11,050       7,372       9,959

Earnings from foreign affiliate, net            387         217         122
 (Note 9)

Interest and dividend income                    537         239         283

Interest expense (Note 5)                      (285)       (183)       (177)

Other income (expense), net                    (439)       (394)       (337)
                                           --------    --------    --------

Earnings before income taxes                 11,250       7,251       9,850

Income taxes (Note 7)                         4,108       2,694       3,593
                                           --------    --------    --------

Net earnings                               $  7,142    $  4,557    $  6,257
                                           ========    ========    ========
Net earnings per common share
Weighted average number of common             $1.00        $.65        $.89
 shares outstanding                        ========    ========    ========
                                              7,108       7,046       7,004
                                           ========    ========    ========



          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (Thousands of Dollars, Except for Per Share Amounts)

                               Shares of Common               Additional                                        Total
                                 Stock, $.50       Common      Paid-in    Translation   Retained   Treasury  Shareholders'
                                  Par Value        Stock       Capital     Adjustment   Earnings    Stock       Equity
                                -------------      ------     ----------  -----------   --------   -------   ------------


Balance at May 31, 1992             9,683,183      $4,842         $1,709       $   _     $49,072   $(2,839)       $52,784

Net earnings                                _           _              _           _       6,257         _          6,257
Employee stock purchases
 (Note 6)                               9,366           5            153           _           _         _            158
Exercise of stock options
 (Note 6)                                   _           _          1,109           _           _        15          1,124
                                    ---------      ------         ------        ----     -------   -------        -------
Balance at May 31, 1993             9,692,549      $4,847         $2,971           _     $55,329   $(2,824)       $60,323

Net earnings                                _           _              _           _       4,557         _          4,557
Employee stock purchases
 (Note 6)                              10,923           5            132           _           _         _            137
Exercise of stock options
 (Note 6)                                   _           _            459           _           _        56            515
                                    ---------      ------         ------        ----      -------   -------       -------
Balance at May 31, 1994             9,703,472      $4,852         $3,562           _      $59,886   $(2,768)      $65,532

Net earnings                                _           _              _           _       $7,142         _       $ 7,142
Employee stock purchases
 (Note 6)                              10,412           5            123           _            _         _           128
Exercise of stock options
 (Note 6)                                   _           _            270           _            _        27           297
Currency translation adjustment             _           _              _        (417)           _         _          (417)

Balance at May 31, 1995             9,713,884      $4,857         $3,955       $(417)     $67,028   $(2,741)      $72,682
                                    =========      ======         ======       =====      =======   =======       =======

         See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                               YEAR ENDED MAY 31,
                                          ----------------------------
                                            1995      1994      1993
                                          --------  --------  --------

OPERATING ACTIVITIES:
   Net earnings                           $ 7,142   $ 4,557   $ 6,257
   Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
       Loss on disposition of property,
        plant & equipment                      69        60        49
       Depreciation and amortization        3,497     3,861     3,284
       Undistributed earnings from
        foreign affiliate, net               (387)     (217)     (122)
          Loss from joint venture, net         54         -         -
          Change in assets and
           liabilities, net of effects
          from acquisitions:
      Decrease (increase) in trading          (24)    1,054    (2,631)
       securities
      Increase in accounts receivable,
       net                                 (2,144)   (1,154)   (1,751)
      Increase in inventories              (1,960)   (1,774)     (190)
      Increase in notes receivable           (412)        -         -
      (Increase) decrease  in prepaid
       expenses and other current assets     (503)     (615)      574

      (Increase) decrease in other
       assets                                (125)      (98)      (29)
      Increase in accounts payable and
       other current liabilities              511     1,825     1,194
      Increase (decrease) in deferred          81      (260)      (13)
       income taxes                       -------   -------   -------
   Net cash provided (used) by              5,799     7,239     6,622
    operating activities

INVESTING ACTIVITIES:
   Net additions to property, plant and
    equipment, net of effects of
    acquisitions                           (2,467)   (8,397)   (3,938)
   Payments for acquisitions                    -      (605)   (2,767)
   Increase in notes receivable            (1,599)        -         -
   Investment in joint venture               (230)
                                          -------   -------   -------
   Net cash used in investing activities   (4,296)   (9,002)   (6,705)

FINANCING ACTIVITIES:
   Addition to long term debt               1,720       135         -
   Reduction of long-term debt               (225)      (40)     (183)
   Stock option transactions                  297       515     1,124
   Employee stock purchases                   128       137       158
                                          -------   -------   -------
   Net cash provided by financing           1,920       747     1,099
    activities                            -------   -------   -------
Net increase (decrease) in cash and         3,423    (1,016)    1,016
 cash equivalents
Effect of exchange rate changes on cash
 and cash equivalents                        (417)        -         -
Cash and cash equivalents at beginning          -     1,016         -
 of year                                  -------   -------   -------
Cash and cash equivalents at end of year  $ 3,006   $     -   $ 1,016
                                          =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Interest payments                      $   284   $   191   $   172
   Income tax payments                    $ 3,833   $ 2,965   $ 2,437

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation --- The consolidated financial statements include the accounts of Vallen Corporation (the Company) and its wholly-owned subsidiaries, Vallen Safety Supply Company, Encon Safety Products, Inc., Safety World, Inc. and Vallen Safety Supply Company, Ltd. All significant inter-company transactions and amounts have been eliminated in consolidation. Unconsolidated affiliates are included on the equity basis. Certain prior year amounts have been reclassified to conform with current year presentation.

     Investment Securities --- The Company held only trading securities for investment in 1995, 1994 and 1993. Cost and estimated fair value were identical, therefore no unrealized gains or losses occurred in any year presented. Trading securities consist of obligations of states and political subdivisions and corporate issuers, and totaled $7,255,000 and $7,231,000 at May 31, 1995 and 1994, respectively.

     Inventory Valuation --- Inventories are stated at the lower of cost (weighted average) for Vallen Safety and lower of cost (first in, first out) for Encon, or market (replacement).

     Property, Plant and Equipment --- Depreciation of property, plant and equipment is based on the estimated useful life, less salvage, if any, of the various assets as follows:

                                             LIFE              METHOD
                                          ----------  -------------------------
     Buildings and improvements           5-30 years  Straight-line and double-
                                                      declining-balance
     Furniture, fixtures and other        3-8 years   Straight-line and double-
      equipment                                       declining-balance

     Data processing equipment and        3-5 years   Straight-line and double-
      software                                        declining-balance


     Acquisitions --- Acquisitions have been accounted for by the purchase method and, accordingly, the acquired company's assets are recorded at fair value as of the acquisition date. Results of operations are included from the date of acquisition.

     Intangibles --- Goodwill, which represents cost in excess of fair value of net assets of purchased businesses, is amortized over a 40 year period, and the related accumulated amortization was $60,000 and $49,000 at May 31, 1995 and 1994, respectively. Other intangibles are amortized over their statutory or estimated useful lives. Accumulated amortization of these other intangibles was $1,567,000 and $1,278,000 at May 31, 1995 and 1994, respectively.

     Income Taxes  ---    In February 1992, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective June 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of earnings. The cumulative effect of the implementation of Statement 109 was immaterial.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)


     Foreign Currency Translation --- The Company's foreign subsidiaries' books and records are maintained in the local currency. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, and income statement accounts are translated at the average exchange rate prevailing during the period. Gains and losses from translations and transactions in foreign currencies were immaterial in the year ended May 31, 1994. A translation adjustment of $625,000, was recorded in the equity section of the Company's balance sheet in the third quarter of fiscal 1995, as a result of a devaluation of the Mexican peso relative to the U.S. dollar in December, 1994. As of May 31, 1995, the cumulative adjustment amounted to $417,000, calculated based upon requirements set forth in Statement of Financial Accounting Standards, No. 52, Foreign Currency Translation.

     Impairment of Long Lived Assets -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has not completed the analysis required by SFAS 121 as of May 31, 1995; however, the impact of the adoption of SFAS 121 is not expected to have a material impact on the Company's financial statements.

     Earnings Per Common Share --- Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents have not been included from the date of their issuance due to their insignificant effect on the computation.

     Statements of Cash Flows --- For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 2.  RESTRUCTURING CHARGES

     In May 1994, the Company completed an extensive assessment of future distribution plans and strategy. As a result, four distribution branches were closed in fiscal 1995, due to proximity to regional shipping "hub" locations and the need to eliminate redundant stocking and shipping activities. Certain personnel positions associated with those closings were eliminated. Several positions at the Company's corporate headquarters were also eliminated. Accordingly, in the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $460,000 which included a $350,000 non-cash recognition of long term lease commitments related to the branches to be closed, and $110,000 for severance pay for the eliminated positions.

NOTE 3.  INVENTORIES

     Effective April 1995, Vallen Safety changed its inventory valuation method from first-in, first-out (FIFO) to a weighted-average valuation method. The Company believes that the new accounting method provides a better matching of inventory cost with the related revenues. The cumulative effect on prior years and on the operating results for the current year ended May 31, 1995 are immaterial. The manufacturing subsidiary continues to utilize the First-in, First-out (FIFO) method.

Inventory costs are summarized as
 follows:
                                                 MAY 31,
                                          ----------------------
                                             1995        1994
                                          ----------  ----------
                                          (Thousands of Dollars)
       Raw materials                         $ 1,241     $ 1,228
       Work in process                           792         624
       Finished goods                         21,993      20,214
                                             -------     -------
       Total inventories                     $24,026     $22,066
                                             =======     =======

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment costs are summarized as follows:

                                                 MAY 31,
                                          ----------------------
                                             1995        1994
                                          ----------  ----------
                                          (Thousands of Dollars)
       Land and improvements                 $ 2,930     $ 3,011
       Buildings and improvements             13,033      12,574
       Furniture, fixtures and other          13,654      12,226
        equipment
       Data processing equipment and          10,884      10,360
        software                             -------     -------
       Total property, plant and             $40,501     $38,171
        equipment                            =======     =======

     Maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are recognized at the time of disposal.


NOTE 5. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                      MAY 31,
                                                ------------------
                                                 1995        1994
                                                ------      ------
                                              (Thousands of Dollars)
     Variable rate, tax exempt,
      callable at par, industrial
      development bonds due March 1, 2020;
        interest rate resets weekly               $2,750    $2,750
       (4.9% at May 31, 1995); secured
        by a letter of credit, further secured
        by a manufacturing facility with a
        depreciated cost of $2,894,000 at May 31,
        1995
     9.9% mortgage note payable to a
      bank, due in equal monthly
       installments, final installment
        due December 1, 2020; secured              1,682         -
        by land and building with a
        depreciated cost of $2,083,000
        at May 31, 1995
     9 1/8% first mortgage note payable
      to an insurance company, due in equal
      monthly installments, final installment        881       924
       due May 1, 2008; secured by land and
        building with a depreciated
        cost of $1,530,000 at May 31,
        1995
     Other notes payable                              42       186
                                                  ------    ------
         Total long-term debt                      5,355     3,860
     Less current maturities                         161        43
                                                  ------    ------
     Long-term debt, less current                 $5,194    $3,817
      maturities                                  ======    ======

     Debt maturities for the five years subsequent to May 31, 1995 are $161,000 $165,000, $169,000, $173,000, and $174,000, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 6.  CAPITAL STOCK

     The Company has a stock option plan for key employees, (the "Plan") and has reserved for issuance 1,125,000 shares of its common stock. The Plan authorizes the Company to grant to its key employees options to purchase shares of common stock at prices per share equal to the fair market value of such stock at the date of grant.

     Options have been granted and are outstanding as to 278,000 shares as of May 31,1995. These options are exercisable in increments of 33 1/3% , beginning in years after fiscal 1993, should the Company achieve three specified consolidated earnings per share targets.

     Information relating to stock options is summarized as follows:

                                                     OPTIONS PRICE
                                           SHARES   RANGE PER SHARE
                                          --------  ---------------

     Balance Outstanding, May 31, 1992    125,860   $  3.72 - $8.00
     Exercised                            (38,660)  $  3.72 - $8.00
                                          -------   ---------------
     Balance Outstanding, May 31, 1993     87,200   $  4.89 - $8.00
     Granted                              174,000       $15.75
     Exercised and expired                (80,600)  $ 4.89 - $15.75
                                          -------   ---------------
     Balance outstanding, at May 31,      180,600       $15.75
      1994
     Granted                              131,000   $12.75 - $13.00
     Exercised and expired                (33,600)      $8.00
                                          -------   ---------------
     Balance outstanding, at May 31,      278,000   $12.75 - $15.75
      1995

     Options exercisable at May 31, 1995      -0-                 -

     The Company's shareholders approved a non-employee director stock option plan (the "Director Plan") effective October 12, 1993. The Company has reserved for issuance 30,000 shares of its common stock to be used in the plan. The Director Plan authorizes the Company to grant non-employee directors options to purchase shares of common stock at prices equal to the average last sale price of the Company's stock for the five most recent trading days on which trades occurred including the date of grant. Each of the non-employee directors was granted 3,000 options based upon a formula set forth in the Director Plan. The options are exercisable ratably on the first, second and third anniversary dates of the grant date. None of the options granted were exercised on the first anniversary date.

     The Company adopted an employee stock purchase plan effective January 1, 1991. The Company has reserved for issuance 675,000 shares of its common stock to be used in the plan. The plan allows eligible employees to purchase shares at 85% of the lower of market value on January 1 or December 31. The difference between the employees' actual purchase price and the price on December 31 is compensation expense to the Company. Employee stock purchase plan expense was $24,000 for both years ended May 31, 1995 and 1994.

     During fiscal year 1992, the Company established an Annual Incentive Compensation Plan for its officers and has reserved 300,000 shares of the Company common stock for issuance in connection with the stock portion of the incentive awards. Under the Plan, the annual award pool for each year will be an amount equal to 20% of the portion of net earnings in excess of the net earnings required to achieve a 15% return on average shareholders' equity. One-half of each participant's award will be paid in the form of a single cash payment. The remaining 50% is paid in the form of Company common stock, which vests to the participant over a five year period. No amounts were required to be paid under the Plan for the years ended May 31, 1995 and 1994.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)

NOTE 7. INCOME TAXES

     Income tax expense (benefit)
      consists of:
                                                  YEAR ENDED MAY 31,
                                                -----------------------
                                                  1995    1994     1993
                                                ------  ------   ------
                                             (Thousands of Dollars)
     Current:
       Federal                                  $3,600  $2,749   $3,146
       State                                       408     312      494
                                                ------  ------   ------
                                                 4,008   3,061    3,640
     Deferred:
       Federal and State                           100    (367)     (47)
                                                ------  ------   ------

                                                $4,108  $2,694   $3,593
                                                ======  ======   ======

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the federal statutory income tax rate of 34% in 1995, 1994 and 1993, to earnings before income taxes were as follows:

                                            YEAR ENDED MAY 31,
                                          -----------------------
                                           1995    1994    1993
                                          ------  ------  -------
                                          (Thousands of Dollars)
     Tax expense at statutory rates       $3,825  $2,465  $3,349
     Increase (decrease) in taxes
      resulting from:
     State tax expense, net of federal
      benefit                                269     206     326
     Other, net                               14      23     (82)
                                          ------  ------  ------
                                          $4,108  $2,694  $3,593
                                          ======  ======  ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1995 and 1994 are presented below.


Deferred tax assets:
                                               1995        1994
                                            ----------  ----------
                                            (Thousands of Dollars)
       Inventories, principally due to
        additional costs inventoried
        for tax purposes                       $ 472       $ 480
       Increase in accounts receivable
        allowance account                        104          86
       Restructuring charges                       -          82
       Other                                     112          12
                                               -----       -----
       Total deferred tax assets               $ 688       $ 660
                                               -----       -----

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ---  (CONTINUED)

Deferred tax liabilities:
                                              1995         1994
                                          -----------  -----------
                                          (Thousands of Dollars)
       Plant and equipment, principally
        due to differences in                 $  984       $  826
        depreciation
       Software development expensed             248          275
        for tax
       Accelerated property tax                  136          136
        deduction
       Other                                    (125)        (122)
                                              ------       ------
       Total deferred tax liability           $1,243       $1,115
                                              ------       ------
       Net deferred tax liability             $  555       $  455
                                              ======       ======

     There is no valuation allowance for the fiscal years ended May 31, 1995 or May 31, 1994. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     Deferred tax assets are included in prepaid expenses and other current assets category on the Consolidated Balance Sheets.

NOTE 8.  PROFIT SHARING, DEFERRED COMPENSATION AND BONUS INCENTIVE PLANS

     The Company has established a profit sharing trust which covers substantially all employees. The Company makes quarterly cash contributions of 10% of net earnings, as defined by the trust agreement. Total profit sharing expense for the years ended May 31, 1995, 1994 and 1993 was $622,000, $520,000 and $613,000, respectively.

     During December 1990, the Company amended the profit sharing plan to include a 401(k) deferred compensation plan covering a majority of the Company's employees. Under the terms of the 401(k) plan, the Company makes matching contributions equal to 25% of the participants' contributions subject to certain participant vesting requirements. Total Company 401(k) contribution expense for the years ended May 31, 1995, 1994 and 1993 was $236,000, $218,000 and $173,000,
respectively.

     The Company also has bonus incentive plans for its officers, managers and other key employees. Cash bonuses are awarded based on incentive award schedules which measure achievement of individual and corporate objectives, among other factors. Bonus incentive plan expense was $713,000, $258,000 and $387,000, for the years ended May 31, 1995, 1994 and 1993, respectively.

NOTE 9.  INVESTMENT IN FOREIGN AFFILIATE

     On December 17, 1992, the Company purchased 50% of the outstanding common stock of Proveedora de Seguridad Industrial Del Golfo, S.A. de C.V., (Proveedora) a company organized under the laws of Mexico, based in Tampico, Mexico. The initial investment and subsequent capital contribution was $2,767,000. The Company accounts for its Proveedora investment using the equity method of accounting.

     The Company's share of earnings from Proveedora, net of associated amortization of goodwill and foreign currency translation amounts, was $387,000, $217,000 and $122,000 for the years ended May 31, 1995, 1994 and the period December 17, 1992 through May 31, 1993, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company conducts certain operations from leased premises under noncancellable operating leases. Under the terms of some of the leases, the Company pays taxes, maintenance, insurance and certain other operating expenses. Various computer, transportation and other equipment is also leased under short-term operating leases. Management generally intends to renew leases that expire during the normal course of business. Rental expense for the years ended May 31, 1995, 1994 and 1993 amounted to $1,639,000, $2,056,000 and $1,560,000, respectively. Lease commitments for noncancellable operating leases for the five years subsequent to May 31, 1995 are $1,512,000, $1,016,000, $651,000,
$302,000 and $147,000, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ---  (CONTINUED)

     Certain claims that result from litigation incurred in the ordinary course of business have been asserted against the Company. Management believes that the ultimate resolution of such matters will not materially affect the financial position or results of operations of the Company.

NOTE 11.  CONCENTRATION OF CREDIT RISK

     The Company has a broad customer base, representing many diverse industries, doing business in most regions of the United States and in Mexico and Canada. The Company evaluates credit risks on an individual customer basis before extending credit, and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts. In each of the years ended May 31, 1995, 1994 and 1993, no single customer accounted for more than 10% of consolidated sales. Letters of credit are required on most foreign sales, except to customers in Mexico and Canada. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 12.  BUSINESS SEGMENTS

     The Company operates in two business segments, distribution of industrial safety and health products and manufacturing of industrial safety equipment.
The following table summarizes, for the periods indicated, the amounts of consolidated net sales, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the Company's distribution and manufacturing operations. Substantially all intersegment sales are based on published price lists, the same as to unaffiliated customers. The Company does not derive 10% or more of its net sales from any single customer, nor does the Company derive 10% or more of its net sales from foreign sources. Sales of supplied-air respiratory equipment contributed 7.8%, 9.9% and 10.7% of consolidated net sales for the year ended May 31, 1995, 1994 and 1993, respectively. The effect of the Company's operation in Mexico and Canada is immaterial on the amounts in the table below.

                                                 YEAR ENDED MAY 31,
                                          --------------------------------
                                            1995        1994       1993
                                          ---------  ----------  ---------
                                              (Thousands of Dollars)
Net sales:
     Distribution                         $190,610    $174,282   $162,579
     Manufacturing                          19,691      18,461     19,856
                                          --------    --------   --------
                                           210,301     192,743    182,435
     Intersegment sales                     (7,017)     (6,992)    (6,830)
                                          --------    --------   --------
                                          $203,284    $185,751   $175,605
Operating income:                         ========    ========   ========

     Distribution                         $  9,281    $  5,626   $  7,112
     Manufacturing                           4,367       3,994      4,839
                                          --------    --------   --------
                                            13,648       9,620     11,951
     Corporate general and                  (2,598)     (2,248)    (1,992)
      administrative expenses             --------    --------   --------
       Total                              $ 11,050    $  7,372   $  9,959
Identifiable assets:                      ========    ========   ========

     Distribution                         $ 81,905    $ 72,478   $ 65,214
     Manufacturing                           8,749       8,939      9,153
                                          --------    --------   --------
       Total                              $ 90,654    $ 81,417   $ 74,367
Capital expenditures:                     ========    ========   ========

     Distribution                         $  2,590    $  8,265   $  3,640
     Manufacturing                             262         201        297
                                          --------    --------   --------
       Total                              $  2,852    $  8,466   $  3,937
Depreciation and amortization:            ========    ========   ========

     Distribution                         $  2,992    $  3,319   $  2,713
     Manufacturing                             505         542        571
                                          --------    --------   --------
       Total                              $  3,497    $  3,861   $  3,284
                                          ========    ========   ========

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---  (CONTINUED)


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly operating results for 1995 and 1994 are summarized as follows:

                                                         QUARTER ENDED
                                      ----------------------------------------------------
                                       AUGUST 31    NOVEMBER 30    FEBRUARY 28    MAY 31
                                      -----------  -------------  -------------  ---------
                                      (Thousands of Dollars, Except for Per Share Amounts)
     1995
     Net Sales                            $46,062        $50,956        $50,680    $55,586
                                          =======        =======        =======    =======
     Gross profit                         $12,032        $13,106        $13,498    $14,537
                                          =======        =======        =======    =======
     Net earnings                         $ 1,205        $ 1,885        $ 1,807    $ 2,245
                                          =======        =======        =======    =======
     Net earnings per common share        $   .17        $   .27        $   .25    $   .31
                                          =======        =======        =======    =======
     1994
     Net sales                            $43,742        $46,710        $45,635    $49,664
                                          =======        =======        =======    =======
     Gross profit                         $11,804        $12,537        $12,124    $12,681
                                          =======        =======        =======    =======
     Net earnings                         $ 1,314        $ 1,517        $ 1,030    $   696
                                          =======        =======        =======    =======
     Net earnings per common share        $   .19        $   .22        $   .15    $   .10
                                          =======        =======        =======    =======

NOTE 14.  SUBSEQUENT EVENTS

     Effective June 6, 1995, Vallen Corporation and Vallen Safety announced the closing of the purchase of a 50% interest in Century Sales and Service Limited (Century), a Canadian Corporation. Century is an Edmonton, Alberta based distributor of mill supply and industrial hardware products. Additional consideration for the 50% interest purchase will be paid in January, 1996 based upon audited financial results of Century's November 30, 1995 fiscal year. The purchase was funded with a combination of cash and Vallen common stock. Vallen has the option to purchase the remaining 50% interest in Century based upon a purchase formula either 5 or 6 years following the initial 50% purchase price closing date. Century operates a total of 12 distribution centers in Alberta and Saskatchewan provinces, including a centralized warehouse facility at its Edmonton headquarters site. Its operations also cover the Northwest and Yukon territories and parts of British Columbia. Century's sales are approximately $50 million Canadian annually. It employs approximately 214 people in its operations.

     Effective July 24, 1995, Vallen Corporation and Valley Safety completed the purchase of the major assets and assumption of certain liabilities, as well as the rights, to the name of Safety Centers Incorporated (SCI), a South Holland (Chicago) Illinois based distributor of safety equipment and protective clothing, as well as novelty merchandise through 22 on-site safety center locations and two distribution hubs. SCI employs approximately 120 persons.
The asset purchase was funded with a combination of cash and Vallen Common stock. In connection with the assumption of certain debts of SCI, Vallen Safety borrowed $5 million under a credit facility with a major commercial bank. SCI's primary markets are in the steel production and automobile and related parts manufacturing sectors. Its markets are throughout the United States, with particular concentration in the midwest. The safety stores will be operated as a division of Vallen Safety. SCI's annual sales are approximately $25 million.

     Effective August 18, 1995, Vallen acquired 100% of the capital stock and the business of All Supplies, Inc., a Baton Rouge, Louisiana based distributor of mill, safety and industrial welding supplies. The stock purchase was funded with a combination of cash and Vallen Common stock. All Supplies sales are approximately $9 million annually.

     On July 24, 1995, Vallen Safety, and the Company as guarantor, entered into a non-secured, term-revolver credit facility with a major bank. The credit facility provides for borrowings up to $6 million. Interest rate options provided are at (1) the bank's prime lending rate, or (2) at a spread over the London Interbank offering (LIBOR) rate. The facility expires in four years. A total of $5 million has been drawn under the facility in connection with the financing of acquisitions subsequent to May 31, 1995, as noted above.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                          DIRECTORS OF THE REGISTRANT

   The following table provides information as of August 1, 1995 regarding each of Vallen's directors:

                                                             OTHER POSITIONS AND OFFICES CURRENTLY
                                        DIRECTOR                HELD WITH THE COMPANY (AND OTHER
    NAME                    AGE           SINCE            CURRENT PRINCIPAL OCCUPATION, IF DIFFERENT)
--------------              ---         --------           -------------------------------------------
Leonard J. Bruce            (75)           1960             Chairman of the Board; Member, Compensation Committee

James W. Thompson           (44)           1994             President and Chief Executive Officer,
                                                            Vallen Safety Supply Company

J.M. Wayne Code             (65)           1985             Former President and Chief Executive Officer

Darvin M. Winick            (65)           1984             Member, Audit and Compensation Committees
                                                            (President of Winick Consultants)

Kirby Attwell               (59)           1978             Member, Audit and Compensation Committees
                                                            (President of Travis International, Inc.)

----------
   Mr. Bruce, who has 46 years of experience in safety equipment distribution, founded the Company in 1947. He has been Chairman of the Board of Directors since 1960.

   Mr. Thompson joined the Company in June of 1994 as President and Chief Operating Officer of Vallen Safety Supply Company. He was named President and Chief Executive in January, 1995. He was formerly employed by Westburne Supply Company of Naperville, Illinois as Senior Group Vice President, and prior to that he was with Westinghouse Electric Supply Company for 18 years.

   Mr. Code served as President and Chief Executive Officer of the Company from June 1985 until January 1995. He is currently retired.

   Dr. Winick has been President of Winick Consultants, or its related management consulting firms, since 1981.

   Mr. Attwell has been President of Travis International, Inc., a holding company for industrial distribution operations, since January 1987.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as of August 1, 1995 regarding each of Vallen's executive officers:

                                                                                          EXECUTIVE
                                                                                           OFFICER
         NAME                   AGE                POSITION WITH THE COMPANY                SINCE
        ------                  ---                -------------------------                -----
     Leonard J. Bruce            75  Chairman of the Board and Director                      1960
     James W. Thompson           44  President, C.E.O. and Director                          1994
     Roland C. Wolff             49  Executive Vice President, Marketing                     1995
     Robin R. Hutton             49  Executive Vice President, Sales                         1981
     Leighton J. Stephenson      47  Vice President - Finance, Secretary and Treasurer       1993
     Kent M. Edwards             47  Vice President - Human Resources, Assistant Secretary   1990
     Woodie M. Zachry, Jr.       57  Vice President and General Manager,
                                     Encon Safety Products, Inc.                             1990

     The terms of each officer will expire at the next annual meeting of directors or when his successor is elected and qualified.

     Mr. Bruce, who has over 48 years of experience in safety equipment distribution, founded the Company in 1947. He has been Chairman of the Board of Directors since 1960.

     Mr. Thompson joined the Company in June 1994 as President and Chief Operating Officer of Vallen Safety Supply Company. He was named President and Chief Executive Officer in December 1994. He was formerly with Westburne Supply Company and Westinghouse Electric Supply Company. Mr. Thompson was elected to the Board of Directors in June 1994.

     Mr. Wolff joined the Company in February, 1995, as Executive Vice President of Marketing. He was formally elected to this position in August, 1995. He was formerly with Wesco/Westinghouse Electric Corporation.

     Mr. Hutton has been with the Company since 1968. He was elected Vice President - Southwest Region in 1981 and after serving in several sales and managerial positions, including Marketing Manager of North Texas. He was named Executive Vice President of Sales in 1989.

     Mr. Stephenson has been employed with the Company since December, 1993. Before joining Vallen, he was with United Artists Entertainment and worked six years with the audit firm of Coopers & Lybrand.

     Mr. Edwards has been with the Company since 1974. He has served Vallen in a variety of sales and staff positions including corporate level responsibilities for Administrative Services and Human Resources. He was named Vice President - Human Resources in 1990.

     Mr. Zachry has been with the Company since 1983. He has been General Manager of Encon Safety Products, Inc., the Company's manufacturing subsidiary, since 1987. He was previously responsible for marketing at Vallen Safety.


               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Although not formally elected to the position of Executive Vice President, Marketing until August, 1995, Mr. Wolff has effectively acted in that capacity since February, 1995. No Form 3 for Mr. Wolff was filed at that time.

     A Form 5 with the necessary corrective information will be filed with respect to the 1995 fiscal year.

                                P A R T   I I I

   In accordance with General Instruction G(3) to Form 10-K, items 11, 12 and 13 have been incorporated by reference to the Company's definitive proxy statement complying with Regulation 14A involving the election of directors which will be filed with the Commission not later than 120 days after the close of its fiscal year.

                                 P A R T   I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following financial statements are filed as part of this report.

      1. Consolidated Financial Statements, as listed in the Index to Financial Statements provided in response to Item 8 hereof. (see page 11 for Index)

      2. Financial Statement Schedules, as listed in the Index to Financial Statements provided in response to Item 8 hereof. (see page 11 for Index)

      3. The following exhibits are filed as part of this report:

         3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 17, 1990 (the "1990 Form 10-K").

         3ii. Bylaws of the Company as amended through June 23, 1994 - attached.

         10a. Vallen Corporation Stock Incentive Plan, specimen Non-qualified
            Stock Option Agreement and specimen Stock Appreciation Rights Agreement. Incorporated by reference is Exhibit 5.1 to the Company's Registration Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979 (the "Registration Statement").

         10b. Vallen Corporation 1985 Stock Option Plan for Key Employees.
            Incorporated by reference is Exhibit 10b. to the Company's Form 10-K as filed with the Securities and Exchange Commission on August 27,
            1985 (the "1985 Form 10-K").   *

         10c. Amendment to Vallen Corporation 1985 Stock Option Plan for Key
            Employees - attached. (see page 30 for Index).   *

         10d. Agreement dated June, 1985 between the Company and J. M. Wayne
            Code.  Incorporated by reference is Exhibit 10c. to the 1985 Form
            10-K.   *

         10e. Vallen Corporation 1990 Employee Stock Purchase Plan.
            Incorporated by reference is Exhibit 10d to the 1990 Form 10-K.   *

         10f. Vallen Corporation Annual Incentive Compensation Plan.
            Incorporated by reference is Annex A to the Company's 1991 Proxy
            Statement.   *

         10g. Agreement dated June 6, 1994 between the Company and James W.
            Thompson. Incorporated by reference is Exhibit 10f to the Company's Form 10-K as filed with the Securities and Exchange Commission on
            August 17, 1994 (the "1994 Form 10-K").   *

         21. Subsidiaries of the Company attached.  (see page 30 for Index)

         23. Consent of KPMG Peat Marwick LLP to the incorporation by reference of their report to the Registration Statement (No. 33-16663 and 33-38126) on Forms S-8 attached. (see page 30 for Index)

         27. Financial Data Schedule.

     4. The Company hereby agrees to furnish to the Commission, on request, a copy of any instrument which defines the rights of holders of any long term debt of the Company in excess of 10% of the total assets of the Company.

    (b) No reports on Form 8-K were required to be filed by this registrant during the last quarter of the fiscal year covered by this report.

              * Management compensation agreement

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    VALLEN CORPORATION



                                    By /s/ JAMES W. THOMPSON
                                       _____________________________________
                                           JAMES W. THOMPSON
                                               President


Date:  August 21, 1995

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

          NAME                        CAPACITY                   DATE
------------------------    ------------------------------   ---------------

/s/ JAMES W. THOMPSON
_______________________     President, Principal Executive
    James W. Thompson           Officer and Director         August 21, 1995

/s/ LEIGHTON J. STEPHENSON
__________________________     Vice President -- Finance
    Leighton J. Stephenson       Principal Financial and
                                   Accounting Officer        August 21, 1995

/s/ KIRBY ATTWELL
_______________________                  Director            August 21, 1995
    Kirby Attwell

/s/ LEONARD J. BRUCE
_______________________                  Director            August 21, 1995
    Leonard J. Bruce

/s/ J. M. WAYNE CODE
_______________________                  Director            August 21, 1995
    J. M. Wayne Code

/s/ DARVIN M. WINICK
_______________________                  Director            August 21, 1995
    Darvin M. Winick



                               INDEX TO EXHIBITS

Exhibit numbers are in accordance with exhibit table in Item 601 of Regulation S-K.

 3i.   -    Restated Articles of Incorporation as amended.  Incorporated by reference is Exhibit 3a to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 17, 1990 (the
            "1990 Form 10-K").

 3ii.  -    Bylaws of the Company as amended through June 23, 1994 - attached.

10a.   -    Vallen Corporation Stock Incentive Plan, specimen Non-qualified
            Stock Option Agreement and specimen Stock Appreciation Rights
            Agreement.  Incorporated by reference is Exhibit 5.1 to the
            Company's Registration Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979 (the
            "Registration Statement").

10b.   -    Vallen Corporation 1985 Stock Option Plan for Key Employees.
            Incorporated by reference is Exhibit 10b. to the Company's Form 10-K as filed with the Securities and Exchange Commission on August 27,
            1985 (the "1985 Form 10-K").

10c.   -    Amendment to Vallen Corporation 1985 Stock Option Plan for Key
            Employees - attached.

10d.   -    Agreement dated June, 1985 between the Company and J. M. Wayne
            Code.  Incorporated by reference is Exhibit 10c. to the 1985 Form
            10-K.

10e.   -    Vallen Corporation 1990 Employee Stock Purchase Plan.
            Incorporated by reference is Exhibit 10d to the 1990 Form 10-K.

10f.   -    Vallen Corporation Annual Incentive Compensation Plan.
            Incorporated by reference is Annex A to the Company's 1991 Proxy
            Statement.

10g.   -    Agreement dated June 6, 1994 between the Company and James W.
            Thompson.  Incorporated by reference is Exhibit 10f to the Company's
            Form 10-K as filed with the Securities and Exchange Commission on
            August 17, 1994 (the "1994 Form 10-K").

21.    -    Subsidiaries of the Company attached.

23.    -    Consent of KPMG Peat Marwick LLP to the incorporation by reference of their report to the Registration Statement (No. 33-16663 and 33-
            38126) on Forms S-8 attached.

27.    -    Financial Data Schedule.