Form 10-Q
period 1995-08-31
VALLEN CORP
filed 1995-10-05
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended August 31, 1995

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       the Securities Exchange Act of 1934
                   For the transition period from ______to______

                        --------------------------------
                         Commission File Number 0-10796
                        --------------------------------

                               VALLEN CORPORATION
             (Exact name of registrant as specified in its charter)

            Texas                                             74-1366847
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   13333 Northwest Freeway
       Houston, Texas                                           77040
(Address of principal executive                               (Zip Code)
         offices)

Registrant's telephone number,                              (713) 462-8700
 including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 _____    _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 5, 1995:

                7,250,988 shares of Common Stock, $.50 Par Value

PART I

Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                          AUGUST 31,
                                             1995       MAY 31,
                 ASSETS                   (Unaudited)    1995
                                          -----------  ---------
Current assets:
   Cash and cash equivalents                $  2,915    $ 3,006
   Investment securities, at cost which
    approximates market                        2,100      7,255
   Accounts receivable, net                   30,567     26,039
   Notes receivable                              412        412
   Inventories                                32,146     24,026
   Prepaid expenses and other current
    assets                                     3,077      2,565
                                            --------    -------
      Total current assets                    71,217     63,303
                                            --------    -------
Property, plant and equipment, at cost        43,743     40,501
   Less accumulated depreciation and
    amortization                              22,620     19,558
                                            --------    -------
      Net property, plant and equipment       21,123     20,943
   Notes receivable, non-current               1,599      1,599
Investment in foreign affiliate, net           7,088      3,070
Intangibles, net of accumulated
 amortization                                  5,438      1,235
Other                                          1,275        504
                                            --------    -------
                                            $107,740    $90,654
                                            ========    =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt     $    228    $   161
   Accounts payable                           14,878      8,587
   Accrued bonus incentive                       136        697
   Accrued profit sharing contribution           374        401
   Other accrued expenses                      3,358      1,556
   Income taxes payable                          686        180
                                            --------    -------
      Total current liabilities               19,660     11,582
                                            ========    =======

Long-term debt, excluding current
 maturities                                   10,745      5,194
Deferred income taxes                          1,196      1,196
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares authorized
    and unissued
   Common stock $.50 par value;
    20,000,000 shares
      authorized; 9,842,637 and
       9,713,884 shares issued
      at August 31, 1995 and May 31,
       1995, respectively                      4,858      4,857
   Additional paid-in capital                  5,654      3,955
   Translation adjustment                       (361)      (417)
   Retained earnings                          68,602     67,028
                                            --------    -------
                                              78,753     75,423
   Less cost of common shares held in
    treasury (2,462,997 and 2,591,750
    shares at August 31, 1995 and
    May 31, 1995, respectively)                2,614      2,741
                                            --------    -------
      Total shareholders' equity              76,139     72,682
                                            --------    -------
Commitments and contingencies
                                            $107,740    $90,654
                                            ========    =======

    See accompanying Note to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)

                                           FIRST QUARTER ENDED
                                               AUGUST 31,
                                          ---------------------
                                             1995       1994
                                          ----------  ---------

Net sales                                   $52,002    $46,062

Cost of sales                                38,537     34,030
                                            -------    -------

Gross profit                                 13,465     12,032

Selling, general and administrative
 expenses                                    11,307     10,260
                                            -------    -------
Operating income                              2,158      1,772

Earnings from foreign affiliate, net            208        123

Interest and dividend income                    200         88

Interest expense                               (103)       (47)

Other income (expense), net                    (126)       (67)
                                            -------    -------

Earnings before income taxes                  2,337      1,869

Income taxes                                    762        664
                                            -------    -------

Net earnings                                $ 1,575    $ 1,205
                                            =======    =======
Net earnings per share                        $0.22      $0.17
                                            =======    =======
Weighted average number of common
 shares outstanding                           7,194      7,087




    See accompanying Note to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

THREE MONTHS ENDED AUGUST 31,                1995       1994
---------------------------------------------------------------------

OPERATING ACTIVITIES:

  Net earnings                              $ 1,575    $ 1,205
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Loss (gain) on disposition of
      property, plant and equipment              18        (10)
     Depreciation and amortization              796        866
     Undistributed earnings from
      foreign affiliate, net                   (208)      (123)
     Undistributed loss from U.S.
      affiliate, net                             14          0
     Change in assets and liabilities,
      net of effects from purchase and
      investment in companies:
       Decrease in trading securities         5,155        461
       (Increase) decrease in accounts
          receivable, net                    (4,528)     3,259
       (Increase) in inventory               (8,118)    (1,364)
       (Increase) decrease in prepaid
        expenses and other current assets      (512)        96
       (Increase) decrease in other
        assets                                 (213)        20
       Increase (decrease) in accounts
        payable and other current
        liabilities                           8,009       (120)
                                            -------    -------
  Net cash provided by operating
   activities                                 1,988      4,290

INVESTING ACTIVITIES:

  Net additions to property, plant and
   equipment                                   (700)    (1,015)
  Payments for purchase of, and
   investment in companies, net of cash
   acquired                                  (6,941)         0
                                            -------    -------
  Cash used for investing activities         (7,641)    (1,015)

FINANCING ACTIVITIES:

  Increase (decrease) of long-term debt       5,618        (11)
  Stock transactions                              0         65
                                            -------    -------
  Net cash provided by financing
   activities                                 5,618         54
                                            -------    -------
  Net increase (decrease) in cash and
   cash equivalents                             (35)     3,329
  Effect of exchange rate changes on
   cash and cash equivalents                    (56)         0
  Cash and cash equivalents at
   beginning of period                        3,006          -
                                            -------    -------
  Cash and cash equivalents at end of
   period                                   $ 2,915    $ 3,329
                                            =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest payments                         $    93    $    43
  Income tax payments                       $    25    $   180


                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES - CONT'D.:

The Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., and Century Sales and Services, Ltd. In conjunction with the acquisitions, liabilities assumed and cash paid are as follows:


  Fair value of assets acquired            $14,046
  Cost in excess of net assets of
   companies acquired                        3,523
                                           -------
  Total assets recorded                    $17,569

  Liabilities assumed                      $(7,792)
  Amounts due to sellers                    (1,009)
  Stock issued for common stock             (1,827)
                                           -------
  Cash paid for common stock and assets    $ 6,941
                                           =======




    See accompanying Note to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended August 31, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1996.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended May 31, 1995. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with current year presentation.

An investment in the common stock of a foreign affiliated company is accounted for by the equity method. The excess cost of the stock of this affiliate over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the three months ended August, 1995 and 1994 were computed based on the actual number of common shares outstanding.

Note 2:  Inventory costs are summarized as follows:


                       AUGUST 31, 1995  MAY 31, 1995
                       ---------------  ------------
  Raw Materials             $ 1,374        $ 1,241

  Work-in-process               703            792

  Finished goods             30,069         21,993
                            -------        -------

  Total inventories         $32,146        $24,026
                            =======        =======


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)

RESULTS OF OPERATIONS

                FIRST QUARTER ENDED AUGUST 31, 1995 COMPARED TO
                      FIRST QUARTER ENDED AUGUST 31, 1994
                   __________________________________________

Net sales increased 12.9% to $52,002 and gross profit increased by 11.9% to $13,465. Approximately $2,500, or 5% of the sales increase for the quarter was attributable to acquisitions added during the quarter ended August 31, 1995. Additionally, national accounts sales in the distribution subsidiary were up. Overall gross profit margins were slightly higher, due principally to changes in the product mix in the distribution subsidiary. The manufacturing subsidiary's sales increased 7.8% due to an increase in the number of unit sales in the emergency shower and eye wash line marketed in addition to a pass through of price increases for materials. Gross profit margins in the manufacturing subsidiary were comparable to those in the previous year.

Selling, general and administrative expenses increased 10.2%, due in part to increased marketing activity and related expenditures in the distribution subsidiary, as well as certain non-capitalized expenses related to acquisitions of businesses in the first quarter of fiscal 1996. Earnings from foreign affiliates of $208 for the quarter ending August 31, 1995, increased 69.1% over the previous year's quarter due to increased earnings reported by the Company's 50% owned Mexican affiliate, and includes the earnings recognized from the Company's 50% ownership position in Century Sales and Services, Limited, effective June 6, 1995, of $115. Interest expense increased 119.1% in the first quarter of fiscal 1996 compared to the prior year, due to the Company's entering into a credit arrangement with a major bank in July, 1995, related to the acquisition of the business of Safety Centers, Incorporated (SCI).

Net earnings increased 30.8% in the quarter ended August 31, 1995 to $.22 per common share, compared to $.17 in the previous year's first quarter, due primarily to increased sales, slightly higher gross profit margins, and earnings recognized from the above mentioned acquisitions during the quarter ended August 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)

RESULTS OF OPERATIONS

                    AUGUST 31, 1995 COMPARED TO MAY 31, 1995
                      ____________________________________

FINANCIAL CONDITION

Cash flows provided by operations for the quarter ended August 31, 1995 totaled to $1,988 compared to $4,290 in the comparable period of the prior year. The reduction results from a net increase in inventories assumed from acquisitions made during the quarter ended August 31, 1995, and a related decrease in trading securities held, which were liquidated in part to provide funding for the acquisitions.

Cash and cash equivalents decreased by $35, primarily from the use of cash for acquisitions during the first quarter of fiscal 1996. Accounts receivable increased $4,528 and inventory increased $8,118, primarily as a result of acquisitions and based on increased sales levels. Net additions to property, plant and equipment were $700. Additions were primarily for operating equipment, computer hardware and software and assets added through acquisitions. Accounts payable increased $8,009 as a result of increased operating levels and acquisitions in the quarter ending August 31, 1995. Long-term debt increased $5,618 due to debt issued in connection with acquisitions in the quarter ended August 31, 1995 less required principal repayments. The issuance of common stock shares from treasury in connection with acquisitions made during the quarter ended August 31, 1995, had the effect of increasing paid-in capital by $1,826, including the change in treasury stock held.

PART  II  OTHER INFORMATION

Item 1.        Legal proceedings  -  None

Item 2.        Changes in securities  -  None

Item 3.        Defaults upon senior securities  -  None

Item 4.        Submission of matters to a vote of security holders  -  None

Item 5.        Other information  -  None

Item 6.        (a) Exhibits  -  27 - Financial Data Schedule.

               (b) Reports on Form 8-K - On August 8, 1995, the Company filed a report on form 8-K pursuant to Section 13 of the Securities Exchange Act of 1934. The report was filed pursuant to the acquisition by the Company of the business of Safety Centers, Inc. (SCI) a distributor of personal safety products, uniform and garment supply programs.

                   On September 14, 1995, the Company filed a supplementary form 8-K/A, including (a) the audited financial statements of SCI for the fiscal years ending July 31, 1994 and July 31, 1993, and the related Notes to Financial Statements, and (b) proforma Consolidated Condensed Financial Information as of and for the fiscal year ended May 31, 1995 for the Company, and as of and for the period ended July 24, 1995 for SCI, and related notes to the proforma Consolidated Condensed Financial Information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                         VALLEN CORPORATION
                                         ---------------------------------
                                             Registrant


       October 5, 1995                   /s/ James W. Thompson
------------------------------           ---------------------------------
Date                                     James W. Thompson
                                         President



       October 5, 1995                   /s/ Leighton J. Stephenson
-------------------------------          ---------------------------------
Date                                     Leighton J. Stephenson
                                         Vice President - Finance,
                                         Secretary and Treasurer