Form 10-Q/A
period 1995-08-31
VALLEN CORP
filed 1995-10-13
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                  FORM 10-Q/A

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

                        ________________________________

                         Commission File Number 0-10796
                        ________________________________

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

                             Yes   X       No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 5, 1995:

                7,250,988 shares of Common Stock, $.50 Par Value

PART II                         OTHER INFORMATION

Item 6. (a)  Exhibits
             3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 17, 1990.

             3ii. Bylaws of the Company, as amended, through June 23, 1994. Incorporated by reference is Exhibit 3ii to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 25, 1995.

             10i. Material Contracts - Asset Sale and Purchase Agreement, dated as of June 16, 1995 among Safety Centers Incorporated, Neil Sheppard, Roslyn Sheppard, and Vallen Corporation. Incorporated by reference is Exhibit 2.1 to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 8, 1995 (the "Form 8-K").

             10ii. Material Contracts - First Amendment dated as of July 21, 1995 among Vallen Corporation, Safety Centers, Inc., Neil Sheppard and Roslyn Sheppard. Incorporated by reference is Exhibit 2.2 to the Form 8-K.

             10iii. Material Contracts - Consulting Agreement between Vallen Corporation and Safety Centers Incorporated dated July 24, 1995. Incorporated by reference is Exhibit 2.3 to the Form 8-K.

             27.  Financial Data Schedule, attached hereto.