Form 10-Q
period 1995-11-30
VALLEN CORP
filed 1996-01-16
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended November 30, 1995

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

                             Yes   X       No
                                 -------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at January 12, 1996:

                7,250,988 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                            MAY 31, 1995
                                                         ------------------
                 ASSETS                   NOVEMBER 30,     (DERIVED FROM
                                              1995       AUDITED FINANCIAL
Current assets:                            (Unaudited)      STATEMENTS)
                                          -------------  ------------------
   Cash and cash equivalents                  $    581             $ 3,006
   Trading securities, at cost which
    approximates market                          2,000               7,255
   Accounts receivable, net                     31,744              26,039
   Notes receivable                                147                 412
   Inventories                                  30,716              24,026
   Prepaid expenses and other current
    assets                                       3,725               2,565
                                              --------             -------
      Total current assets                      68,913              63,303
Property, plant and equipment, at cost          44,619              40,501
   Less accumulated depreciation and
    amortization                                23,569              19,558
                                              ========             =======
      Net property, plant and equipment         21,050              20,943
   Notes receivable - non-current                1,599               1,599
Investment in foreign affiliate, net             7,616               3,070
Intangibles, net of accumulated
 amortization                                    4,707               1,235
Other                                            1,513                 504
                                              --------             -------
                                              $105,398             $90,654
                                              ========             =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt       $    239             $   161
   Accounts payable                             11,672               8,587
   Other accrued liabilities                     3,642               2,654
   Income taxes payable                             53                 180
                                              --------             -------
      Total current liabilities                 15,606              11,582
Long-term debt, excluding current
 maturities                                     10,737               5,194
Deferred income taxes                            1,196               1,196
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;
    20,000,000 shares
      authorized; 9,713,884 shares
       issued at
      November 30, 1995 and May 31, 1995         4,858               4,857
   Additional paid-in capital                    5,654               3,955
   Translation adjustment                         (773)               (417)
   Retained earnings                            70,734              67,028
                                              --------             -------
                                                80,473              75,423
   Less cost of common shares held in
    treasury (2,462,997
      shares at November 30, 1995 and
      2,591,750 shares at
      May 31, 1995)                              2,614               2,741
                                              --------             -------
   Total shareholders' equity                   77,859              72,682
                                              --------             -------
                                              $105,398             $90,654
                                              ========             =======

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except For Per Share Amounts)

                                           SECOND QUARTER ENDED     SIX MONTHS ENDED
                                               NOVEMBER 30,            NOVEMBER 30,
                                          ----------------------  -----------------------
                                             1995        1994        1995        1994
                                          ----------  ----------  ----------  -----------
Net sales                                   $60,830     $50,956    $112,828      $97,018

Cost of sales                                45,460      37,850      83,984       71,880
                                            -------     -------    --------      -------

Gross profit                                 15,370      13,106      28,844       25,138

Selling, general and administrative
 expenses                                    12,167      10,186      23,422       20,445
                                            -------     -------    --------      -------

Operating income                              3,203       2,920       5,422        4,693

Earnings from foreign affiliates, net           224         110         432          234

Interest and dividend income                    117          98         316          186

Interest expense                                142          49         249           96

Other income (expense), net                    (153)       (174)       (274)        (243)
                                            -------     -------    --------      -------

Earnings before income taxes                  3,249       2,905       5,647        4,774

Income taxes                                  1,100       1,020       1,941        1,685
                                            -------     -------    --------      -------

Net earnings                                $ 2,149     $ 1,885    $  3,706      $ 3,089
                                            =======     =======    ========      =======

Net earnings per common share                 $0.30       $0.27       $0.51        $0.44
                                            =======     =======    ========      =======

Weighted average number of common
 shares outstanding                           7,251       7,104       7,222        7,096

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

SIX MONTHS ENDED NOVEMBER 30,               1995       1994
----------------------------------------  ---------  --------

OPERATING ACTIVITIES:

  Net earnings                            $  3,706   $ 3,089
  Adjustments to reconcile net earnings
   to net cash
     provided by operating activities:
     Loss (gain) on disposition of
      property, plant and equipment             28       (50)
     Depreciation and amortization           1,603     1,772
     Undistributed earnings from
      foreign affiliate, net                  (432)     (234)
     Undistributed losses from U.S.
      affiliate, net                            58         0
     Change in assets and liabilities,
      net of effects from purchase of
        companies
       Decrease (increase) in trading
        securities                           5,255    (1,481)
       (Increase) decrease in accounts
          receivable, net                   (5,705)      354
       (Increase) in inventory              (6,687)   (2,540)
       (Increase) in prepaid expenses
        and other current assets              (895)     (289)
       (Increase) decrease in other
        assets, net                           (226)       20
       Increase in accounts payable
          and other current liabilities      3,946       307
                                          --------   -------
       Net cash provided by operating
        activities                             651       948

INVESTING ACTIVITIES:

  Net additions to property, plant and
   equipment                                  (797)   (1,091)
  Payments for acquisitions                 (7,545)        -
                                          --------   -------
  Net cash used by investing activities     (8,342)   (1,091)

FINANCING ACTIVITIES:

  Increase (decrease) of long-term debt      5,622      (152)
  Stock option transactions                      -       295
                                          --------   -------
       Net cash provided by financing
        activities                           5,622       143
                                          --------   -------

  Net decrease in cash and cash
   equivalents                              (2,069)        -
  Effect of exchange rate changes on
   cash and cash equivalents                  (356)        -
  Cash and cash equivalents at
   beginning of period                       3,006         -
                                          --------   -------
  Cash and cash equivalents at end of
   period                                 $    581   $
                                          ========   -------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Interest payments                       $    170   $    71
  Income tax payments                     $  1,756   $ 1,550

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES - CONT'D.

The Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., and Century Sales and Service, Limited. In conjunction with the acquisitions, assets acquired, liabilities assumed, and cash paid are as follows:



  Fair value of assets acquired            $14,408
  Cost in excess of net assets of
   companies acquired                        3,523
                                           -------
  Total assets recorded                    $17,931

  Liabilities assumed                      $(7,792)
  Amounts due to sellers                      (768)
  Stock issued for common stock             (1,826)
                                           -------
  Cash paid for common stock and assets    $ 7,545
                                           =======



    See accompanying Notes to Consolidated Financial Statements (Unaudited)

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended November 30, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1996.

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

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the six months ended November, 1995 and 1994 were computed based on the actual number of common shares outstanding.

Note 2:  Inventory costs are summarized as follows:


                       NOVEMBER 30, 1995  MAY 31, 1995
                       -----------------  ------------
  Raw materials              $ 1,580         $ 1,241

  Work-in-process                757             792

  Finished Goods              28,379          21,993
                             -------         -------

  Total inventories          $30,716         $24,026
                             =======         =======


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)
RESULTS OF OPERATIONS

               SECOND QUARTER ENDED NOVEMBER 30, 1995 COMPARED TO
                     SECOND QUARTER ENDED NOVEMBER 30, 1994
                     --------------------------------------

Net sales increased 19.4% to $60,830 and gross profit increased by 17.3% to $15,370. Approximately $7,032, or 11.5% of the sales increase is attributable to the acquisitions made during fiscal 1996. In distribution operations, sales levels under national contracts also contributed to this increase. Gross profit margins increased primarily due to changes in the product and customer mix for the distribution operations. The manufacturing operations sales increased 5.5% to $4,732 compared to the same period in the last fiscal year. This increase was due primarily to increased shipments from higher backlog levels in the shower and eyewash lines. Gross profit margins for the manufacturing operations were down as compared to the quarter ended November, 1994 due to an adjustment resulting from a physical inventory taken during the same quarter last year. During the quarter Vallen completed the acquisition of the primary assets of Shepco Manufacturing Company, a producer of lint free uniforms and garments for workers in clean room environments in the automotive and other industries.
There is no significant impact to sales or results of operations due to this acquisition.

Selling, general and administrative expenses increased 19.4% compared to the same quarter in the prior year. The increase is primarily attributable to the additional costs associated with the companies acquired since May 31, 1995. Selling, general and administrative expenses as a per cent of net sales were 20% for the quarter ended November 30, 1995, remaining flat in comparison to the same quarter last year. Earnings from foreign affiliates of $224, for the quarter ending November 30, 1995, increased 103.6% over the same quarter last year, due to earnings from the 50% owned Canadian affiliate, Century Sales and Service, Limited, of $152. Interest expense increased 189.8% in the second quarter of fiscal 1996 compared to the same quarter in fiscal 1995, due to the Company's entering into a credit arrangement with a major bank related to a business acquisition in the first quarter of fiscal 1996.

Net earnings increased 14% in the quarter ending November 30, 1995 to $.30 per common share, compared to $.27 for the same quarter last year. The increase is due primarily to the overall increased sales and earnings from the above mentioned foreign affiliate.

                 SIX MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO
                       SIX MONTHS ENDED NOVEMBER 30, 1994
                       ----------------------------------

Sales increased 16.3% to $112,828 and gross profit increased 14.7% to $28,844. The reasons for sales and gross profit changes for the six month period are consistent with the reasons discussed above for the quarter. Selling, general and administrative expenses increased 14.6% to $23,422, primarily due to the additional operating expenses associated with the acquisitions. Net earnings increased 20% year to date to $3,706, or $.51 per common share, compared to $3,089, or $.44 per common share, for the comparable six month period last year. The increase is due primarily to the sales volume of companies acquired during this year and the increase in earnings from foreign affiliates which are up to $432 for the six months ending November 30, 1995 compared to $234 for the same period last year. This increase in foreign earnings was due to the 50% owned Canadian affiliate's earnings of $274 during this six month period.

FINANCIAL CONDITION

                   NOVEMBER 30, 1995 COMPARED TO MAY 31, 1995
                   ------------------------------------------


Cash flows provided by operations for the quarter ended November 30, 1995 totaled $651, compared to $948 for the quarter ended November 30, 1994. Cash was utilized as funding for the acquisitions in the first quarter of 1996, thereby reducing trading securities held. The increase in inventories and receivables assumed from acquisitions also contributed to reduce cash flows provided by operations.

Cash and cash equivalents decreased by $2,425, primarily from the use of cash for acquisitions thus far for the fiscal year 1996. Accounts receivable increased $5,705 and inventory increased $6,687, primarily as a result of acquisitions and based on increased sales levels. Net additions to property, plant and equipment were $797. Additions were primarily for operating equipment, computer hardware and software and assets added through acquisitions. Accounts payable and other current liabilities increased $3,946 as a result of increased operating levels and acquisitions taking place during the first half of the fiscal year 1996. Long-term debt increased $5,622 due to debt issued in connection with acquisitions thus far this year less required principal repayments. The issuance of common stock shares held in treasury in connection with acquisitions made through the quarter ended November 30, 1995, had the effect of increasing paid-in capital by $1,826, including the change in treasury stock held.

PART  II  OTHER INFORMATION

Item 1.        Legal proceedings  -  None

Item 2.        Changes in securities  -  None

Item 3.        Defaults upon senior securities  -  None

Item 4.        (a) Annual stockholder meeting was held on October 10, 1995.

               (b) Directors elected were Leonard J. Bruce, James W. Thompson, Darvin M. Winick, and Kirby Attwell.


               (c) First item for vote was Proposal no. 1, Election of Directors. This matter of vote for Leonard J. Bruce, Darvin M. Winick, and Kirby Attwell was approved by 6,001,470 shares voted in favor, and 5,581 shares withheld from voting. The matter of vote for James W. Thompson was approved by 6,001,020 shares in favor and 6,031 shares withheld from voting.

               Second item for vote was Proposal no. 2, Adoption of the executive incentive compensation plan. This matter of vote was approved by 5,845,650 shares in favor, 148,495 shares against and 12,906 shares abstained.

               Third item for vote was Proposal no. 3, Amendment of the employee stock purchase plan. This matter of vote approved by 5,744,876 shares in favor, 251,683 shares against, and 10,492 shares abstained.

               Fourth item for vote was Proposal no. 4, Amendment to the 1993 non-employee director stock option plan. This matter of vote approved by 5,606,176 shares in favor, 388,956 shares against, and 11,919 shares abstained.

               Last item for vote was Proposal no. 5, Selection of independent auditors. This matter of vote approved by 5,955,727 shares in favor, 39,107 shares against and 12,217 shares abstained.

Item 5.        Other information - None

Item 6.        (a)  Exhibits

               3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 17, 1990.

               3ii. Bylaws of the Company, as amended, through June 23, 1994, attached hereto.

               27.  Financial Data Schedule, attached hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALLEN CORPORATION

                              Registrant


          January 12, 1996                  /s/ James W. Thompson
      ---------------------------      --------------------------------
Date                                   James W. Thompson
                                       President and Chief Executive Officer



           January 12, 1996                /s/ Leighton J. Stephenson
      ---------------------------      --------------------------------
Date                                   Leighton J. Stephenson
                                       Vice President - Finance,
                                       Secretary and Treasurer