Form 10-Q
period 1996-02-29
VALLEN CORP
filed 1996-04-10
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

          [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                For the quarter period ended February 29, 1996

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

                             Yes  X       No
                                 ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at April 10, 1996:

                7,263,979 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                 MAY 31, 1995
                                                                (DERIVED FROM
                                          FEBRUARY 29, 1996   AUDITED FINANCIAL
                                             (UNAUDITED)         STATEMENTS)
                                          -----------------   -----------------
                               ASSETS
Current assets:
   Cash and cash equivalents                       $  4,174             $ 3,006
   Investment securities, at cost which               2,000               7,255
    approximates market
   Accounts receivable, net                          34,047              26,039
   Notes receivable                                     147                 412
   Inventories                                       31,239              24,026
   Prepaid expenses and other current                 5,022               2,565
    assets                                         --------             -------
      Total current assets                           76,629              63,303
Property, plant and equipment, at cost               44,201              40,501
   Less accumulated depreciation and                 23,453              19,558
    amortization                                   --------             -------
      Net property, plant and equipment              20,748              20,943
Notes receivable, non-current                         1,599               1,599
Investment in foreign affiliate, net                  7,926               3,070
Intangibles, net of accumulated                       4,691               1,235
 amortization
Other                                                 1,705                 504
                                                   --------             -------
                                                   $113,298             $90,654
                                                   ========             =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $    200             $   161
   Accounts payable                                  18,804               8,587
   Other accrued liabilities                          2,349               2,654
   Income taxes payable                                 -0-                 180
                                                   --------             -------
      Total current liabilities                      21,353              11,582

Long-term debt, excluding current                    10,686               5,194
 maturities
Deferred income taxes                                 1,196               1,196
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares
    authorized and unissued
   Common stock $.50 par value;
    20,000,000 shares authorized;
    9,726,875 and 9,713,884 shares
    issued at February 29, 1996 and
    May 31, 1995, respectively                        4,864               4,857
   Additional paid-in capital                         5,825               3,955
   Translation adjustment                              (773)               (417)
   Retained earnings                                 72,761              67,028
                                                   --------             -------
                                                     82,677              75,423
   Less cost of common shares held in
    treasury (2,462,997 and 2,591,750
    shares at February 29, 1996 and
    May 31, 1995, respectively)                      (2,614)             (2,741)
                                                   --------             -------
   Total shareholders' equity                        80,063              72,682
                                                   --------             -------
                                                   $113,298             $90,654
                                                   ========             =======

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)

                                              THIRD QUARTER ENDED            NINE MONTHS ENDED
                                          ----------------------------  ----------------------------
                                          FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                              1996           1995           1996           1995
                                          -------------  -------------  -------------  -------------

Net sales                                      $61,516        $50,680       $174,345       $147,698

Cost of sales                                   45,939         37,182        129,924        109,063
                                               -------        -------       --------       --------

Gross profit                                    15,577         13,498         44,421         38,635

Selling, general and
  administrative expenses                       12,754         10,564         36,092         31,009
                                               -------        -------       --------       --------

Operating income                                 2,823          2,934          8,329          7,626

Earnings (loss) from foreign
 affiliate, net                                    311            (39)           743            195


Interest and dividend income                       114            152            430            339

Interest expense                                   180             54            513            150

Other income (expense), net                        (88)          (116)          (363)          (360)
                                               -------        -------       --------       --------

Earnings before income taxes                     2,980          2,877          8,626          7,650

Income taxes                                       952          1,070          2,892          2,754
                                               -------        -------       --------       --------

Net earnings                                   $ 2,028        $ 1,807       $  5,734       $  4,896
                                               =======        =======       ========       ========
Net earnings per share                           $0.28          $0.25          $0.79          $0.69
                                               =======        =======       ========       ========
Weighted average number of   common
 shares outstanding                              7,260          7,119          7,235          7,103


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

NINE MONTHS ENDED FEBRUARY 29 & 28,
 RESPECTIVELY                               1996       1995
- ----------------------------------        --------   --------

OPERATING ACTIVITIES:

  Net earnings                             $ 5,734   $ 4,896
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     (Gain) loss on disposition of
      property, plant and equipment            (42)        -
     Depreciation and amortization           2,648     2,679
     Earnings from foreign affiliate, net     (743)     (195)
     Undistributed loss from U.S
      affiliate, net                           122       (44)
     Change in assets and liabilities,
      net of effects of acquisitions:
       Decrease (increase) in
        investment securities                5,255      (489)
       (Increase) in accounts
        receivable, net                     (8,008)     (363)
       (Increase) in inventory              (7,211)   (3,176)
       Decrease (increase) in notes
        receivable                             265      (412)
       (Increase) in prepaid expenses
        and other current assets            (2,456)     (388)
       (Increase) in other assets              (42)     (197)
       Increase in accounts payable
          and accrued liabilities            9,730     1,104
                                           -------   -------
       Net cash provided by operating
        activities                           5,252     3,415

INVESTING ACTIVITIES:

  Net additions to property, plant and
   equipment                                  (592)   (1,724)
  Payments for acquisitions                 (8,844)     (230)
  Increase in notes receivable                   -    (1,599)
                                           -------   -------
       Net cash used in investment
        activities                          (9,436)   (3,553)

FINANCING ACTIVITIES:

  Increase in long-term debt                 5,531     1,538
  Employee stock transactions                  177       424
                                           -------   -------
       Net cash provided by financing
        activities                           5,708     1,962
                                           -------   -------
   Net increase in cash and cash
    equivalents                              1,524     1,824
  Effect of exchange rate changes on
   cash and cash equivalents                  (356)     (625)
  Cash and cash equivalents at
   beginning of period                       3,006         -
                                           -------   -------
 Cash and cash equivalents at end of
   period                                  $ 4,174   $ 1,199
                                           =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Interest payments                        $   502   $   113
  Income tax payments                      $ 2,846   $ 2,458

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Thousands of Dollars)


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
     AND FINANCING ACTIVITIES - CONT'D.

The Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., Century Sales and Service Limited, Shepco Manufacturing, Inc., and Griffin Fire Safety Company. In conjunction with the acquisitions, assets acquired, liabilities assumed, and cash paid are as follows:

  Fair value of assets acquired                                $14,939
  Cost in excess of net assets of companies acquired             3,523
                                                               -------
  Total assets recorded                                        $18,462

  Liabilities assumed                                          $(7,792)
  Stock issued for common stock and assets                      (1,826)
                                                               -------
  Cash paid for common stock                                   $ 8,844
                                                               =======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended February 29, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1996.

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

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. During the nine months ended February 29, 1996, shares purchased through the employee stock purchase plan increased the number of shares outstanding by 12,991 shares. The weighted average number of shares outstanding for the nine months ended February, 1996 and 1995 were computed based on the actual number of common shares outstanding.

Note 2.  Inventory costs are summarized as follows:

                        FEBRUARY 29,  MAY 31,
                            1996        1995
                        ------------  --------
                        (Thousands of Dollars)
   Raw materials             $ 1,463   $ 1,241
   Work in process               823       792
   Finished goods             28,953    21,993
                             -------   -------
   Total inventories         $31,239   $24,026
                             =======   =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)

RESULTS OF OPERATIONS

               THIRD QUARTER ENDED FEBRUARY 29, 1996 COMPARED TO
                     THIRD QUARTER ENDED FEBRUARY 28, 1995
                   __________________________________________

Net sales increased 21.4% to $61,516, and gross profit increased 15.4% to $15,577. Approximately $8,184, or 75% of the sales increase was attributable to the companies acquired as distribution operations during fiscal 1996, and another 5% is primarily due to the opening of new branches in western New York State and Pittsburgh, Pa. In distribution operations, sales levels under national contracts also contributed to this increase. Gross profit margins declined compared to the same quarter last year, resulting from competitive market conditions. The manufacturing operations sales increased 1% to $5,335 compared to the quarter ended February 28, 1995. Gross profits increased 7.5% due to a change in the product mix yielding a higher gross margin and through increased operating efficiencies attained.

Selling, general, and administrative expenses as a percent of net sales were 21% for the quarter ended February 29, 1996, remaining flat compared to the same quarter last year. The 20.7% increase of these expenses as compared to the same quarter in the prior year was due to the additional costs associated with acquired companies. Earnings from foreign affiliates totaled $311, for the quarter ended February 29, 1996. This significant increase was due to earnings of the 50% owned Mexican affiliate of $228, and earnings of the 50% owned Canadian affiliate, acquired in fiscal 1996 of $83. The increase in interest expense over the quarter ended February 28, 1995, was due to the Company's entering into a credit arrangement with a major bank related to a business acquisition in the first quarter of fiscal 1996.

Net earnings increased 12.2% to $2,028 in the quarter ended February 29, 1996 or $.28 per common share, compared to $1,807 or $.25 per common share for the same period last year. The increase is due primarily to the overall increases in sales amounts attributable to acquired operations and increased earnings from foreign affiliates noted above, while selling, general, and administrative expenses as a percentage of net sales remained flat.

                NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO
                      NINE MONTHS ENDED FEBRUARY 28, 1995
                 _____________________________________________

Sales increased 18% to $174,345 and gross profit increased 15% to $44,421. The reasons for the sales and gross profit increases between comparable periods were consistent with those discussed above for the quarter. Selling, general, and administrative expenses were up 16.4% to $36,092, primarily due to the additional operating expenses associated with the acquisitions made during fiscal year 1996. As a percent of net sales, selling, general and administrative expenses were 21% for the period ended February 29, 1996 remaining flat as compared to the nine months ended February 28, 1995. Net earnings increased 17.1% year to date to $5,734, or $.79 per common share, compared to $4,896, or $.69 per common share, for the same nine month period in the previous year. The increase is due primarily to the sales volume of companies acquired during the current year and equity earnings from foreign operations in Mexico and Canada which were $743 for the nine months ended February 29, 1996, compared to $195 for the comparable nine months ended February 28, 1995.

FINANCIAL CONDITION

                   FEBRUARY 29, 1996 COMPARED TO MAY 31, 1995
                      ____________________________________


Cash flows provided by operations for the quarter ended February 29, 1996 totaled $5,251 compared to $3,415 for the quarter ended February 28, 1995. A reduction of trading securities, an increase in accounts payable, coupled with an increase in accounts receivable and inventories relating to the acquisitions made during fiscal year 1996, contributed to this net increase of cash flows provided by operations.

Cash and cash equivalents increased by $1,168 primarily due to the increase in cash provided by operations discussed above. Accounts receivable increased $8,008, and inventories increased $7,211, primarily as a result of acquisitions and based on increased sales levels. Accounts payable and other current liabilities increased $9,730 as a result of increased operations levels and acquisitions taking place during the first nine months of fiscal year 1996.
Net additions to property, plant and equipment were $592, primarily for operating equipment and computer hardware. Capital spending levels in the current year are below those of the previous year due to significant upgrading of facilities and equipment in prior years reducing the need for similar levels in fiscal year 1996. Payments for acquisitions increased $8,844 for the nine months ended February 29, 1996. The supplemental schedule of non-cash investing and financing activities included with the Consolidated Statements of Cash Flow includes details of investments in acquisitions for the period. Long-term debt increased $5,531 due to debt issued in connection with acquisitions thus far this year less required principal repayments. Stock transactions reduced for the nine months ended February 29,1996, as no stock options were exercised in the current year. The issuance of common stock shares held in treasury in connection with acquisitions made through the quarter ended February 29,1996, had the effect of increasing paid-in capital by $1,826, including the change in treasury stock held.

PART  II  OTHER INFORMATION

Item 1.   Legal proceedings  -  None

Item 2.   Changes in securities  -  None

Item 3.   Defaults upon senior securities  -  None

Item 4.   Submission of matters to a vote of security holders  -  None

Item 5.   Other information  -  None

Item 6.   (a)  Exhibits:

               3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 17, 1990.

               3ii. Bylaws of the Company, as amended, through June 23, 1994.
                    Incorporated by reference is Exhibit 3ii to the Company's Form 10-Q, as filed with the Securities and Exchange Commission on January 16, 1996.

               27.  Financial Data Schedule, attached hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       VALLEN CORPORATION

                                       -----------------------------------------
                                       Registrant


      April 10, 1996                   /s/ James W. Thompson
- ------------------------               -----------------------------------------
Date                                   James W. Thompson
                                       President



      April 10, 1996                   /s/ Leighton J. Stephenson
- ------------------------               -----------------------------------------
Date                                   Leighton J. Stephenson
                                       Vice President - Finance,
                                       Secretary and Treasurer