Form 10-K
period 1996-05-31
VALLEN CORP
filed 1996-08-26
CIK 312907

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                     OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

            $54,329,999 BASED ON THE CLOSING PRICE OF AUGUST 9, 1996

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

      COMMON STOCK, $.50 PAR VALUE                       7,264,708
          (Title of class)              (Number of shares outstanding as of
                                                August 9, 1996)


                      DOCUMENT INCORPORATED BY REFERENCE

              DOCUMENT                                PART OF FORM 10-K
    Proxy Statement for the 1996 Annual
         Meeting of Shareholders                           Part III

                           Exhibit Index on Page 31
_______________________________________________________________________________

                                   P A R T  I

ITEM 1.  BUSINESS

     Vallen Corporation, together with its subsidiaries, (the "Company" or "Vallen") was incorporated under the laws of Texas in 1960 as the successor to a business founded in 1947. The Company operates through various domestic subsidiaries. Through a 50% owned Mexican company, Proveedora de Seguridad Industrial Del Golfo, S.A. ("Proveedora") the Company engages in distribution in Mexico. Additionally, the Company owns a 50% interest in an industrial supply distribution company headquartered in Edmonton, Alberta, Century Sales & Service, Limited ("Century"). The Company also operates through various partnerships and other affiliated operations.

     Vallen Safety Supply Company ("Vallen Safety") is a distributor of industrial safety and health products and services designed for the protection of the individual worker and the workplace environment. Its customer base is nationwide; major markets serviced include chemical production, railroad and automotive transportation, petroleum refining, utilities, pulp and paper products, primary metals extraction, general manufacturing, various governmental agencies, business services, transportation equipment, steel production, and oil and gas extraction and construction. Encon Safety Products, Inc. ("Encon") manufactures industrial safety equipment for sale by Vallen Safety and unaffiliated distributors. All Supplies, Inc. ("All Supplies") is a Louisiana based distributor of industrial hardware and welding supplies to industrial and commercial customers. During the past fiscal year, the distribution and manufacturing segments contributed 68% and 32%, respectively, of the Company's operating income before corporate general and administrative expenses.

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

                                 DISTRIBUTION

     Vallen Safety distributes a broad range of personal protective and other safety and health related products and services, including sales and rental of approved respiratory equipment and gas detection instruments to meet specific safety and health needs of industrial customers. Respiratory equipment and atmospheric hazard detection instruments are used where work is performed in limited breathing environments, or where workers are exposed to hazards associated with possible escape of toxic or combustible gases or to carcinogens and other dangerous atmospheric particulates. Under its Vallen Knowledge Systems product group, Vallen Safety provides a wide variety of safety training and instruction services, safety program staffing, and is marketing computer chip enhanced "Smart Cards" for information storage and documentation programs for its customers.

     Supplied-air respiratory equipment includes both portable self-contained units and air line respirators worn by industrial, fire fighting and other personnel in environments where ambient conditions require a dependable, alternative source of breathable air. Supplied-air respiratory equipment contributed 6.5%, 7.8% and 9.8% of consolidated net sales for the years ended May 31, 1996, 1995 and 1994, respectively. The organization distributes air purifying equipment including gas masks, chemical cartridge and particulate type respirators for protection against breathing dusts, mists, fumes and fogs associated with certain industrial process environments.

     A wide variety of personal protective equipment and other workplace commodities is distributed, including eye protection devices, head and hearing protection items, gloves, first aid products and emergency shower and eye-wash products, as well as protective clothing and similar items. Vallen Safety operates a program under which prescription safety eyewear service is provided at specific customer sites.

     Vallen Safety markets a series of portable electronic instruments and colorimetric tubes used to detect and measure the presence and levels of toxic and combustible gases or oxygen deficient atmospheres. Portable devices used in enforcing industrial pollution control programs are also marketed.

     Other product lines include fire safety equipment, fire prevention systems and fire control agents, ergonometric enhancing products, material handling equipment and netting, safety signs, lights and alarms.

     Vallen Safety has steadily expanded its "in-plant store" concept: safety stores physically located on the customers' premises. The stores distribute a variety of products directly to customer personnel, in addition to managing the safety inventory stocks for the customer. The number of in-plant stores now totals 61.

     Vallen Safety maintains service centers which inspect, repair and calibrate respiratory equipment, fire protection equipment and electronic atmospheric hazard detection instruments. Mobile respiratory service vans, staffed by factory certified technicians who perform scheduled in-plant inspection and repair work for customers, are operated.

     Across the U.S. and Canada, Vallen Safety has six regional hubs that use their large distribution centers to ship directly to customers and to supply smaller branch locations and onsite stores. Sales and operations employees receive training from Vallen Safety and certain of its suppliers regarding appropriate applications and relevant regulatory and industry standards for various kinds of safety and health equipment. Vallen Safety also sponsors safety equipment and safety awareness training programs and seminars for customer personnel.

     Vallen Safety purchased 50% of the outstanding common stock of Proveedora, a health and safety products distribution company headquartered in Tampico, Mexico, in 1992. Proveedora, a company organized under the laws of Mexico, represents many of the same industrial safety equipment suppliers that Vallen Safety does. It operates through 16 locations throughout Mexico.

     Vallen Safety opened its first Canadian branch operation in May, 1993. Vallen Safety Supply Company, Ltd., a company organized under the laws of Canada, was formed to conduct those operations. The Canadian company generally represents the same supplier group as Vallen Safety's U.S. operations. There are currently 3 Canadian branch operations in Ontario province. Sales at these locations for the year ended May 31, 1996 were approximately $3,500,000 (U.S. dollars).

     Additionally, the Company purchased a 50% ownership share of the outstanding common stock of Century Sales & Service Limited ("Century"), an Edmonton, Alberta based Canadian Corporation on June 6, 1995. Century is a distributor of mill supply and industrial hardware products. The Company has the option to purchase the remaining 50% of Century's outstanding stock, based upon a purchase formula, either 5 or 6 years following the original purchase closing date. Century operates 12 distribution sites in Alberta and Saskatchewan provinces, in addition to a central distribution center at its Edmonton headquarters location. It employs over 200 people in its operations.

     Vallen Corporation purchased 100% of the capital stock and the business of All Supplies, effective August 18, 1995. All Supplies is a Baton Rouge, Louisiana based distributor of mill, safety and welding supplies, primarily to an industrial customer base in Louisiana. All Supplies is generally subject to the same competitive issues as Vallen Safety.

     The Company's distribution subsidiaries sell to a diverse customer base.
No customer accounted for 10% or more of consolidated revenues. Sales to Proveedora, Century and to domestic companies for export purposes were less than 3% of distribution net sales during the year ended May 31, 1996. Vallen Safety is unable to assess its overall market position relative to other competing entities due to the overall fragmented nature of its principal business.

     All products sold by Vallen Safety are purchased through other manufacturers and suppliers. Of the more than 700 suppliers whose products are regularly distributed by Vallen Safety, the top 10 accounted for approximately 40% for the year ended May 31, 1996. All of the Company's arrangements with suppliers are terminable by either party on short notice. Sales of respiratory equipment purchased from Scott Aviation, a division of Figgie International, Inc., comprised approximately 7.1% in dollar amount of all products sold by Vallen Safety during the year ended May 31, 1996. Termination of Vallen Safety's distribution of Scott equipment could have a materially adverse effect on the Company's business. Vallen has been a distributor of safety equipment manufactured by Scott continuously since 1953 and considers its relations with this supplier to be satisfactory. No other supplier accounted for as much as 7% in dollar amount of distribution products sold during the year ended May 31, 1996.

     Competitive factors in distribution of safety and health products include quality and availability of product lines, technical product knowledge as to applications and usage, service and repair capability in certain product lines, and product pricing. The Company maintains adequate inventories in order to meet rapid delivery requirements in many contractual situations. At May 31, 1996, distribution inventories constituted approximately 28% of consolidated assets. The Company engages in active competition with a large number of other safety and health product distributors in each of its product lines and geographical markets. Most such distributors are small enterprises selling to customers in a limited geographic area. Most manufacturers of industrial safety and health products sell through distributors because of the relative direct marketing costs of a narrow product line to customers. One of the major competitors in the industry, however, is an integrated manufacturer and distributor of safety and health products whose sales, earnings and financial resources exceed Vallen's; however, this competitor's principal geographical areas of concentration are not within Vallen's primary market areas.

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

     Encon produces several series of non-prescription goggles and eyewear. The primary lines include (1) the Encon 160 Series, a heavy duty chemical splash goggle, ergonometrically designed, and incorporating a replaceable cylindrical lens for peripheral, unobstructed vision. The 160 Series accommodates respirators, hard hats and prescription lens present on the worker; (2) the Encon 500 Series goggle provides an alternative product line, more moderately priced, featuring regular and fogfree lens composition in various lens colors; and (3) the Encon 1900 Series Tuff-Spec (R) are high impact performance eye protection spectacles, featuring a high degree of lens hardness and chemical resistance properties, which meets industry specifications and standards for primary protective eyewear.

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

     Encon manufactures a line of storage cabinets to protect safety, emergency and industrial equipment located in hazardous or corrosive industrial environments. The Encon wallcase product group holds and protects SCBA's, fire extinguishers, escape respirators, gas masks and protective clothing. With high visibility appearance and virtually air tight, durable design, Encon wallcases keep valuable customer property and equipment in ready to use condition.

     Encon Custom Plastics, a division of Encon acquired in February 1990, is a contract manufacturer of vacuum formed and injection molded thermoplastic parts. Its primary product line includes wall cases for emergency self-contained breathing apparatus and fire extinguishers, Therma Flow covers, AWARENESS shower signs and various other products manufactured by vacuum forming and molding.

     During the year ended May 31, 1996, 37% of manufacturing net sales were made to the Company's distribution operations. The remaining 63% were made primarily to unaffiliated regional distributors, industrial mail-order catalog firms, overseas sales representatives, and certain industrial users. Encon also sells vortex tube assemblies and certain other components to original equipment manufacturers for incorporation into finished products. Manufactured products are marketed primarily under the "Encon" name. No single customer accounted for 10% or more of net sales for the manufacturing operations for the year ended May 31, 1996.

     Approximately $2,546,000, or 12.2%, of manufacturing net sales for the year ended May 31, 1996, were to foreign purchasers in various geographical regions. The Company accepts payment only in United States dollars and makes sales outside the United States only to established customers or against letters of credit drawn on major money center banks.

     Encon competes with numerous other manufacturers, some of which have substantially greater resources. The Company does not believe that its manufactured products account for a significant share of any of its markets.
The Company does not consider that its manufacturing operations or its business as a whole are materially dependent upon any one product or any related group of products.

     Effective January 12, 1995, Vallen Corporation invested cash to acquire a 50% equity interest in Nuclear Utility Products, Inc. (NUPRO), a new company formed to manufacture and supply protective clothing and engineered products used in the nuclear power production business. Vallen, through its wholly-owned distribution subsidiary, Vallen Safety, has contracts to supply safety products to nuclear power production facilities of the Tennessee Valley Authority (TVA) and other nuclear power production customers. Vallen's partner in NUPRO has significant experience in the manufacture and supply of such protective clothing and related products to the nuclear power industry. The size of NUPRO and the results of operations of this company are not significant to Vallen Corporation or its distribution subsidiary.

     The Company's manufacturing operations are not dependent on one or a small number of suppliers or fabricators for any raw materials or tooled components.

                                  REGULATION

     Marketability of the Company's distributed and manufactured products depends, in many instances, upon compliance with manufacturing, quality control, performance, test and other published standards of entities such as the Occupational Safety and Health Administration ("OSHA"), the National Institute for Occupational Safety and Health ("NIOSH"), the American National Standards Institute ("ANSI"), the American Society of Testing Materials ("ASTM"), Underwriters' Laboratories ("UL"), Factory Mutual ("FM"), and the Canadian Standards Association ("CSA"). To the extent applicable, the Company's manufactured products currently meet or exceed such published standards or criteria, and compliance of various other products marketed by Vallen Safety and All Supplies are certified by their manufacturers. Such standards could, however, change in the future so as to render one or more of Vallen's products or product lines at least temporarily unmarketable. The Company believes that the manufacturers of its products, including its manufacturing subsidiary, should be able to adapt such products to any reasonably foreseeable new standards which might be adopted in the future.

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

                                   EMPLOYEES

     The Company employed 936 persons at May 31, 1996 and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     Vallen's corporate and distribution headquarters are located in a 50,000 square foot building in northwest Houston. The building, constructed in 1978, and the five-acre tract on which it is situated, are owned by the Company. The Company constructed a new 65,000 square foot manufacturing facility in Houston and the Houston manufacturing operation moved into the new facility in fiscal 1991. The Company owns and operates a 10,000 square foot manufacturing facility in Coudersport, Pennsylvania and leases a 15,000 square foot manufacturing facility in Houston, Texas. The Company owns branch-warehouses for its distribution operations with an aggregate of 207,000 square feet of space in Mobile, Alabama; Bolingbrook (Chicago), Illinois; Baton Rouge, Louisiana; Philadelphia, Pennsylvania and Beaumont, Brazosport, Corpus Christi, Dallas, Odessa and Pasadena, Texas; and leases an aggregate of 380,000 square feet of warehouse and office space in Birmingham, Alabama; Anchorage, Alaska; Phoenix, Arizona; Sacramento, Martinez and Los Angeles, California; Atlanta, Georgia; Peoria and Chicago, Illinois; Waterloo, Iowa; Lake Charles, Louisiana; Portland, Maine, Baltimore, Maryland; Midland and Detroit, Michigan; Albuquerque, New Mexico; Buffalo and Rochester, New York, Charlotte, North Carolina; Canton, Ohio; Tulsa, Oklahoma; Pittsburgh, Pennsylvania, Knoxville, Nashville, Kingsport and Memphis, Tennessee; Austin, Pasadena/Houston, Longview and Texas City, Texas; Richmond, Virginia; Seattle and Longview, Washington; and Kingston, Sarnia and Toronto, Ontario, Canada.

     Aggregate rentals of real property during the year ended May 31, 1996 were $1,241,000. Reference is made to Notes 5 and 10 of the Notes to Consolidated Financial Statements for information regarding mortgages on real estate and commitments under long-term operating leases. The Company considers all property owned or leased by it to be well-maintained, adequately insured and suitable for its purposes. Additional expansion of the Company's operations may require new warehouse locations in existing or new geographical areas.

ITEM 3.  LEGAL PROCEEDINGS

     No claims are currently pending against the Company other than claims in the ordinary course of business which are not material or as to which the Company believes it either has adequate insurance coverage or has made adequate provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1996.

                                 P A R T   I I

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol VALN. At August 9, 1996 there were approximately 1,500 holders of the Company's common stock including individual participants in certain security position listings. The company has not paid any cash dividends on its common stock since its organization.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock as reported by the NASDAQ Stock Market.

QUARTER                          HIGH      LOW
- ------------------------------  -------  -------

     Year Ended May 31, 1996
         Fourth                 $22 1/4  $17 1/8
         Third                   22 1/4   17 3/8
         Second                  23       18
         First                   19 1/4   16 1/2
     Year Ended May 31, 1995
         Fourth                  17 1/4   13
         Third                   14 1/2   11 1/4
         Second                  12 1/4   10 1/2
         First                   12 1/2   10

ITEM 6.  SELECTED FINANCIAL DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

IN THOUSANDS (EXCEPT PER SHARE DATA)

OPERATING RESULTS FOR THE YEAR ENDED
 MAY 31,                                     1996      1995       1994       1993       1992
                                          ---------  ---------  --------  ---------  --------
  Net sales                                $237,042   $203,284   $185,751   $175,605   $167,338
  Net earnings                             $  7,987   $  7,142   $  4,557   $  6,257   $  6,306
  Net earnings per common share            $   1.10   $   1.00   $    .65   $    .89   $    .92

FINANCIAL POSITION AT MAY 31,
  Total assets                             $111,663   $ 90,654   $ 81,417   $ 74,367   $ 65,830
  Working capital                          $ 56,554   $ 51,721   $ 44,301   $ 44,508   $ 40,548
  Current asset ratio                         4.3:1      5.5:1      5.0:1      6.0:1      6.1:1
  Long-term debt, excluding current        $ 10,705   $  5,194   $  3,817   $  3,722   $  3,765
   maturities
  Debt-to-equity ratio                        0.1:1      0.1:1      0.1:1      0.1:1      0.1:1

SHAREHOLDERS' EQUITY AT MAY 31,
  Shareholders' equity                     $ 82,317   $ 72,682   $ 65,532   $ 60,323   $ 52,784
  Weighted average number of common
     shares outstanding                       7,242      7,108      7,046      7,004      6,867
  Book value per share                     $  11.37   $  10.23   $   9.30   $   8.61   $   7.69


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of certain aspects of the Company's results of operations and financial conditions should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data included elsewhere herein.

                             RESULTS OF OPERATIONS

     The table below is presented to assist in analyzing changes in operating results for the fiscal years 1996, 1995 and 1994, indicating changes in various items in the statement of earnings as a percentage of net sales, and the increase (decrease) in such items in 1996, 1995 and 1994 compared to the prior year.

                                                                      YEARS ENDED MAY 31,
                             ------------------------------------------------------------------------------------------------------
                                 ITEMS IN CONSOLIDATED STATEMENT OF                              PERCENTAGE OF INCREASE
                                   EARNINGS AS A PERCENTAGE OF NET                                   (DECREASE) FROM
                                               SALES                                                    PRIOR YEAR

                                1996             1995             1994                     1996             1995             1994
                             --------           ------           ------                   ------           ------           ------
Net sales                     100.0%             100.0%           100.0%                  16.6%           9.4%               5.8%

Cost of sales                  74.4               73.8             73.5                   17.5            9.9                7.0

Selling, general and
 administrative expenses       20.6               20.7             22.2                   15.8            2.0                8.6


Other income (expense),          .2                 .1             (0.1)                 140.5          265.3               11.0
 net /(1)/

Income taxes                    1.8                2.0              1.5                    5.8           52.5              (25.0)

Net earnings                    3.4                3.5              2.5                   11.8           56.7              (27.2)

(1) Includes categories interest and dividend income, interest expense, earnings from foreign affiliates and other income and expense. Totals for the specific categories are noted in the Consolidated Statement of Earnings in the attached financial statements.

     The category "Earnings from Foreign Affiliates" contained herein increased to $1,056,000 in 1996 from $387,000 in fiscal 1995 (attributable solely to Proveedora earnings), primarily due to (1) increased earnings from Proveedora totaling $513,000, and (2) the Company's share of earnings of Century since the June 6, 1995 date of acquisition of 50% interest by Vallen, totaling $543,000.

     The Company purchased a 50% interest in Proveedora, based in Tampico, Mexico, on December 17, 1992, and purchased a 50% interest in Century, based in Edmonton, Alberta (Canada), on June 6, 1995. The initial investments and capital contributions were $2,767,000 and $4,472,000, respectively. Total sales for the years ended May 31, 1996, in U.S. dollar equivalents, were $ 9,367,000 for Proveedora and $41,322,000 for Century, respectively, compared to Proveedora sales only for 1995 of $7,701,000.

NET SALES

     Consolidated net sales increased $33,758,000 or 16.6% during fiscal 1996 as compared to an increase of $17,533,000 or 9.4% in 1995. Sales increased 17.6% in the distribution segment and 5.9% in the manufacturing segment during fiscal 1996. The increase in consolidated sales for fiscal 1996 and 1995 was primarily due to acquisitions, new distribution branches and in-plant facilities being opened in fiscal 1996 and 1995, as well as the growth in the national accounts programs. The increase in the manufacturing sales level was primarily related to a volume increase in the shower and eye protection lines.

GROSS PROFIT

     Consolidated gross profits as a percentage of net sales were 25.6%, 26.2% and 26.5% for fiscal years 1996, 1995 and 1994, respectively. The manufacturing subsidiary's gross profit margins decreased slightly in fiscal 1996. The distribution subsidiary's sales, which are at a lower gross profit margin, were a greater percentage of the consolidated total sales. Gross profit margins for the distribution operations were slightly lower each of the past three years, due to increased competition for relatively flat markets in the personal protection product lines, and in part a result of the increasing percentage of total net sales attributable to high volume, lower margin national supply contract sales. These factors, in combination with a trend toward lower distribution margin, resulted in a lower consolidated gross profit margin in fiscal 1996 and 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, as a percentage of net sales, were flat at 20.6% in fiscal 1996, compared to 20.7% in 1995 and down compared to 22.2% in 1994. Included in fiscal 1994's expenses are restructuring charges of $460,000, comprised of $350,000 of lease obligations and $110,000 of severance pay for the Company's employee terminations. Selling, general and administrative expenses increased 15.8% to $48,793,000 in fiscal 1996 and 2.0% to $42,123,000 in fiscal 1995. The primary reason for the increase in fiscal year 1996 were the acquisitions of Safety Centers, Inc. and All Supplies in addition to the opening of new distribution locations.

NET EARNINGS

     Consolidated net earnings as a percentage of net sales were 3.4%, 3.5% and 2.5% for fiscal years 1996, 1995 and 1994, respectively. 1996 net earnings of $7,987,000, or $1.10 per share, represented an 11.8% increase compared to fiscal 1995.

     The increase was primarily the result of increased overall sales, primarily through acquisitions, and reduction of the rate of operating expense growth relative to the net sales level growth between years. Additionally, higher earnings recognized from foreign affiliates on the equity method contributed significantly to the increase in net earnings levels for 1996 over 1995.

EARNINGS FROM FOREIGN AFFILIATES, INTEREST AND DIVIDEND INCOME, AND OTHER INCOME (EXPENSE)

     Earnings from foreign affiliates, net, were $1,056,000 at May 31, 1996 versus $387,000 for the year ended May 31, 1995. The earnings are from the Company's 50% position in Proveedora, in addition to affiliate earnings from Century Sales & Service, Ltd. acquired in June, 1995 through a 50% investment. Through the recognition of an exchange rate variance in 1996 related to the devaluation of the Mexican peso, the total investment in foreign affiliates was reduced by $356,000.

     Interest and dividend income increased in 1996 by $5,000 and in 1995 by $298,000 due to fluctuating interest rates and cash levels available for investment. Interest expense increased in 1996 by $389,000 and in 1995 by $102,000 primarily due to the increased long-term debt due to the acquisition of the assets of Safety Centers, Inc. and the assumption of debt related thereto and the variable interest rates on the Encon industrial development bonds. In 1996, other expense, net increased $4,000 due primarily to increased amortization of intangibles from acquisition activity and due to the loss on an equity accounting basis of $169,000 in 1996 from Vallen's investment in Nuclear Utility Products, Inc.

INCOME TAXES

     The effective tax rates for fiscal years 1996, 1995 and 1994 were 35.2%, 36.5% and 37.2%, respectively.

EFFECT OF IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective June 1, 1995, the Company adopted SFAS 121, which establishes the recognition and measurement standards related to the impairment of long-lived assets. The adoption of this Standard had no material effect to the Company's consolidated results of operations. The Company will be required to adopt SFAS 123, effective for the year ending May 31, 1997. See Notes to Consolidated Financial Statements for more information.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operations for fiscal years 1996, 1995 and 1994 was $9,614,000, $5,799,000, and $7,239,000 respectively. The major uses of cash provided in 1996 were for the acquisition of businesses, $8,866,000, investment in property and equipment, $1,628,000, and investment in affiliated companies, $1,045,000.

     The Company's financial position remains strong with working capital of $56.6 million, and a current ratio of 4.3 to 1. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

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

     On July 24, 1995, Vallen Safety entered into an unsecured, four year credit facility with a major bank. The facility provides for borrowing of up to $6 million. As of May 31, 1996, Vallen Safety has drawn down $5 million under the facility. See further details of the Agreement in Note 5 to the financial statements.

     Other long term debt relates to other mortgage debt obligations outstanding.

IMPACT OF INFLATION

     Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended May 31, 1996. The Company has generally been able to pass along price increases from its manufacturing suppliers.

CAPITAL EXPENDITURES

     During fiscal 1996 the Company invested $1,458,000 in capital assets for its distribution segment and $226,000 for its manufacturing segment. The distribution expenditures were primarily comprised of $132,000 for rental equipment, $72,000 for buildings and building improvements, $912,000 for new computer hardware and software, $342,000 for furniture and operating equipment. The manufacturing expenditures were primarily for tools, dies and other equipment used in the manufacturing process.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       PAGE
     REFERENCE
  --------------
       12       -     Report of KPMG Peat Marwick LLP, Independent Auditors.

       13       -     Consolidated Balance Sheets -- May 31, 1996 and 1995.

       14       -     Consolidated Statements of Earnings -- Years ended May 31, 1996, 1995 and 1994.

       15       -     Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1996, 1995 and 1994

       16       -     Consolidated Statements of Cash Flows -- Years ended May 31, 1996, 1995 and 1994.

       17       -     Notes to Consolidated Financial Statements.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vallen Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on June 1, 1995.



                                          KPMG PEAT MARWICK LLP


Houston, Texas
July 12, 1996

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                 MAY 31,
                                          ---------------------
                 ASSETS                      1996       1995
                                          ----------  ---------

Current assets:
   Cash and cash equivalents               $    831    $ 3,006
   Investment securities, at cost which
    approximates market                       2,001      7,255
   Accounts receivable, less allowance
    for doubtful accounts of $301 and
    $311 at May 31, 1996 and 1995,
    respectively                             32,316     26,039
   Notes receivable                             147        412
   Inventories (Note 3)                      33,977     24,026
   Prepaid expenses and other current         4,621      2,565
    assets                                 --------    -------
            Total current assets             73,893     63,303
                                           --------    -------
Property, plant and equipment, at cost
 (Note 4)                                    41,580     40,501
   Less accumulated  depreciation and
    amortization                             21,191     19,558
                                           --------    -------
        Net property, plant and
         equipment                           20,389     20,943
Notes receivable, non-current                 1,599      1,599
Investment in foreign affiliates, net
 (Note 9)                                     8,243      3,070
Intangibles, net of accumulated
 amortization of $1,897 and $1,567 at
 May 31, 1996 and 1995, respectively          5,107      1,235
Other                                         2,432        504
                                           --------    -------
                                           $111,663    $90,654
                                           ========    =======


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
    (Note 5)                               $    464    $   161
   Accounts payable                          14,298      8,587
   Accrued liabilities                        2,290      2,654
   Income taxes payable                         287        180
                                           --------    -------
            Total current liabilities        17,339     11,582
                                           --------    -------
Long-term debt, excluding current
 maturities (Note 5)                         10,705      5,194
Deferred income taxes (Note 7)                1,302      1,196
Shareholders' equity (Note 6):
   Preferred stock, $1.00 par value;
    1,000,000 shares authorized and
    unissued at May 31, 1996 and 1995
   Common stock $.50 par value;
    20,000,000 shares authorized;
    9,726,875 issued and 7,263,978
    outstanding at May 31, 1996 and
    9,713,884 issued and 7,122,134
    outstanding at May 31, 1995               4,864      4,857
   Additional paid-in capital                 5,825      3,955
   Translation adjustment                      (773)      (417)
   Retained earnings                         75,015     67,028
                                           --------    -------
                                             84,931     75,423

   Less cost of common shares held in
    treasury (2,462,897 and 2,591,750
    shares at May 31, 1996 and 1995,
    respectively)                             2,614      2,741
                                           --------    -------
            Total shareholders' equity       82,317     72,682
                                           --------    -------
Commitments and contingencies (Notes 8
 and 10)
                                           $111,663    $90,654
                                           ========    =======

         See accompanying Notes to Consolidated Financial Statements.

                  VALLEN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
             (Thousands of Dollars Except for Per Share Amounts)


                                                                        YEAR ENDED MAY 31,
                                                                ----------------------------------
                                                                   1996        1995        1994
                                                                ----------  ----------  ----------

Net sales                                                        $237,042    $203,284    $185,751

Cost of sales                                                     176,396     150,111     136,605
                                                                 --------    --------    --------
Gross profit                                                       60,646      53,173      49,146

Selling, general and administrative expenses
          (Notes 8 and 10)                                         48,793      42,123      41,314

Restructuring charges (Note 2)                                          -           -         460
                                                                 --------    --------    --------
Operating income                                                   11,853      11,050       7,372

Earnings from foreign affiliate, net (Note 9)                       1,056         387         217

Interest and dividend income                                          542         537         239

Interest expense (Note 5)                                            (674)       (285)       (183)

Other income (expense), net                                          (443)       (439)       (394)
                                                                 --------    --------    --------
Earnings before income taxes                                       12,334      11,250       7,251

Income taxes (Note 7)                                               4,347       4,108       2,694
                                                                 --------    --------    --------
Net earnings                                                     $  7,987    $  7,142    $  4,557
                                                                 ========    ========    ========
Net earnings per common share                                    $   1.10    $   1.00    $    .65
                                                                 ========    ========    ========
Weighted average number of common shares outstanding                7,242       7,108       7,046
                                                                 ========    ========    ========



         See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AMOUNTS)



                                                          SHARES OF                             ADDITIONAL
                                                        COMMON STOCK,          COMMON             PAID-IN
                                                       $.50 PAR VALUE          STOCK              CAPITAL
                                                       --------------       -----------         ----------
Balance at May 31, 1993                                   9,692,549         $   4,847           $   2,971

Net earnings                                                      -                 -                   -
Employee stock purchases (Note 6)                            10,923                 5                 132
Exercise of stock options (Note 6)                                -                 -                 459
                                                       ------------         ---------           ---------
Balance at May 31, 1994                                   9,703,472         $   4,852           $   3,562

Net earnings                                                      -                 -                   -
Employee stock purchases (Note 6)                            10,412                 5                 123
Exercise of stock options (Note 6)                                -                 -                 270
Currency translation adjustment                                   -                 -                   -
                                                       ------------         ---------           ---------
Balance at May 31, 1995                                   9,713,884         $   4,857           $   3,955

Net earnings                                                      -                 -                   -
Employee stock purchases (Note 6)                            12,991                 7                 171
Stock transactions                                                -                 -               1,699
Currency translation adjustment                                   -                 -                   -
                                                       ------------         ---------           ---------

BALANCE AT MAY 31, 1996                                   9,726,875         $   4,864           $   5,825
                                                       ============         =========           =========



                                                                                                                   TOTAL
                                                       TRANSLATION          RETAINED            TREASURY        SHAREHOLDERS'
                                                       ADJUSTMENT           EARNINGS              STOCK            EQUITY
                                                       ------------          --------            ---------      -------------
Balance at May 31, 1993                                $          -         $  55,329           $  (2,824)     $    60,323

Net earnings                                                      -             4,557                   -            4,557
Employee stock purchases (Note 6)                                 -                 -                   -              137
Exercise of stock options (Note 6)                                -                 -                  56              515
                                                       ------------         ---------           ---------      -----------
Balance at May 31, 1994                                           -         $  59,886           $  (2,768)     $    65,532

Net earnings                                                      -             7,142                   -            7,142
Employee stock purchases (Note 6)                                 -                 -                   -              128
Exercise of stock options (Note 6)                                -                 -                  27              297
Currency translation adjustment                                (417)                -                   -             (417)
                                                       ------------         ---------           ---------      -----------

Balance at May 31, 1995                                $       (417)        $  67,028           $  (2,741)     $    72,682

Net earnings                                                      -             7,987                   -            7,987
Employee stock purchases (Note 6)                                 -                 -                   -              178
Stock transactions                                                -                 -                 127            1,826
Currency translation adjustment                                (356)                -                   -             (356)
                                                       ------------         ---------           ---------      -----------
BALANCE AT MAY 31, 1996                                $       (773)        $  75,015           $  (2,614)     $    82,317
                                                       ============         =========           =========      ===========


         See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)

                                                  YEAR ENDED MAY 31,
                                             -----------------------------
                                                1996      1995      1994
                                             ---------  --------  --------
OPERATING ACTIVITIES:
   Net earnings                              $  7,987   $ 7,142   $ 4,557
   Adjustments to reconcile
     net earnings to net cash
     provided by operating activities:
     (Gain) loss on disposition of
     property, plant & equipment                  (60)       69        60
     Depreciation and amortization              3,439     3,497     3,861
     Undistributed earnings of
     foreign affiliates, net                     (702)     (387)     (217)
     Loss from affiliate, net                     169        54         -
   Decrease (increase) in trading
     securities                                 5,254       (24)    1,054
   (Increase)in accounts receivable            (1,538)   (2,144)   (1,154)
   (Increase) in inventories                   (3,086)   (1,960)   (1,774)
   Decrease (increase) in notes
     receivable                                   265      (412)        -
   (Increase) in prepaid expenses &
     other current assets                      (1,992)     (503)     (615)
   (Increase) in other assets                  (1,003)     (125)      (98)
   Increase in accounts payable &
     other current liabilities                    775       511     1,825
   Increase (decrease) in deferred
     income taxes                                 106        81      (260)
                                             --------   -------   -------
   Net cash provided by operating
     activities                                 9,614     5,799     7,239

INVESTING ACTIVITIES:
   Net additions to property, plant and
     equipment, net of effects
     of acquisitions                           (1,628)   (2,467)   (8,397)
   Payments for acquisitions of
     businesses                                (8,866)        -      (605)
   Increase in notes receivable                     -    (1,599)        -
   Investment in affiliates                    (1,045)     (230)        -
                                             --------   -------   -------
   Net cash used in investing activities      (11,539)   (4,296)   (9,002)

FINANCING ACTIVITIES:
   Addition to long term debt                       -     1,720       135
   Reduction of long-term debt                    (72)     (225)      (40)
   Stock option transactions                        -       297       515
   Employee stock purchases                       178       128       137
                                             --------   -------   -------
   Net cash provided by financing
     activities                                   106     1,920       747
                                             --------   -------   -------
   Net increase (decrease) in cash and
     cash equivalents                          (1,819)    3,423    (1,016)
   Effect of exchange rate changes on cash
     and cash equivalents                        (356)     (417)        -
   Cash and cash equivalents at beginning
     of year                                    3,006         -     1,016
                                             --------   -------   -------
Cash and cash equivalents at end of year     $    831   $ 3,006   $     -
                                             ========   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest payments                         $    555   $   284   $   191
   Income tax payments                       $  3,846   $ 3,833   $ 2,965

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., Century Sales and Service Limited, Shepco Manufacturing, Inc. and Griffin Fire Safety Company in 1996. In conjunction with the acquisitions, assets acquired, liabilities assumed and cash paid are as follows:

  Fair value of assets acquired.......................  $15,961
  Cost in excess of net assets of companies acquired..    4,548
                                                        -------
  Total assets recorded...............................  $20,509
                                                        -------
  Liabilities assumed.................................  $(9,817)
  Stock issued for common stock and assets............   (1,826)
                                                        -------
  Cash paid for common stock and assets...............  $ 8,866
                                                        =======

          See accompanying Notes to Consolidated Financial Statements.
                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation --- The consolidated financial statements include the accounts of Vallen Corporation (the Company) and its wholly-owned subsidiaries, Vallen Safety Supply Company (Vallen Safety), Encon Safety Products, Inc. (Encon), Safety World, Inc., All Supplies, Inc. (All Supplies), and Vallen Safety Supply Company, Limited. All significant inter-company transactions and amounts have been eliminated in consolidation. Unconsolidated affiliates are included on the equity basis. Certain prior year amounts have been reclassified to conform with current year presentation.

     Investment Securities --- The Company held only trading securities for investment in 1996, 1995 and 1994. Cost and estimated fair value were identical, therefore no unrealized gains or losses occurred in any year presented. Trading securities consist of obligations of states and political subdivisions and corporate issuers, and totaled $2,001,000 and $7,255,000 at May 31, 1996 and 1995, respectively.

     Inventory Valuation --- Inventories are stated at the lower of cost (weighted average) for Vallen Safety and All Supplies, and lower of cost (first in, first out) for Encon, or market (replacement).

     Property, Plant and Equipment --- Property, plant and equipment are stated at cost, less allowances for depreciation. Depreciation expense is computed using the straight line method over the estimated useful lives of the related assets. Estimated useful lives range from 5-30 years for buildings and improvements, 3-8 years for furniture, fixtures and other equipment, and 3-5 years for data processing equipment and software.

     Acquisitions --- Acquisitions have been accounted for by the purchase method and, accordingly, the acquired company's assets are recorded at fair value as of the acquisition date. Results of operations are included from the date of acquisition.

     Intangibles --- Goodwill, which represents purchase price in excess of fair value of net assets of acquired businesses, is amortized on a straight line basis over periods up to 40 years, and the related accumulated amortization was $314,000 and $167,000 at May 31, 1996 and 1995, respectively. Other intangibles are amortized over their statutory or estimated useful lives. Accumulated amortization of these other intangibles was $1,583,000 and $1,400,000 at May 31, 1996 and 1995, respectively.

     Income Taxes --- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Uses of Estimates --- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments --- The carrying values of cash and cash equivalents, accounts receivable and payable, notes receivable and accrued liabilities are considered to approximate fair value due to the short term nature of these instruments. The carrying value of long-term debt is estimated to approximate fair value based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)

     Foreign Currency Translation --- The appropriate functional currency is determined for each consolidated entity and each entity accounted for on the equity basis. The financial statements of entities for which the U.S. dollar is determined to be the appropriate functional currency under the requirements of SFAS 52, Foreign Currency Translation, are translated using appropriate current and historic exchange rates; any gains or losses from currency transactions for these entities are included in income for the current period. Financial statements of all other entities are translated into U.S. dollars from their functional currencies using current exchange rates, with gains or losses from translation being accumulated in a separate shareholders' equity account. Transaction gains and losses are recognized in income for the current period.

Foreign currency effects are summarized as
 follows:  ($000)

                                                  1996    1995    1994
                                                  ----    ----    ----

Effect of translation adjustments on
net income (Increase) decrease in earnings      $ (56)    107     26


Currency translation losses charged
directly to equity adjustment account           $ 356     417      -


     Impairment of Long Lived Assets -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. Effective June 1, 1995, the Company adopted SFAS 121. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other non-current assets related to specifically acquired assets may be impaired, an evaluation of the recoverability of currently recorded costs would be made. If an evaluation is required, the estimated future value of undiscounted cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to markey value or discounted cash flow value is required. Adoption of this standard did not have a material effect on the financial position or consolidated results of operations of the Company.

     Accounting for Stock Based Compensation --- SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October, 1995. SFAS No. 123 defines a fair value based method of accounting for employee stock options. This statement is effective for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). The Company will continue to account for stock option grants in accordance with APB 25, and accordingly, recognizes no compensation expense for stock options currently granted. For those companies who choose not to adopt the new rules SFAS No. 123 requires the company to provide proforma disclosure of net income and earnings per share, as applicable. The Company will provide this information beginning in fiscal year 1997.

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

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)

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

NOTE 3.  INVENTORIES

     Effective April 1995, Vallen Safety changed its inventory valuation method from first-in, first-out (FIFO) to a weighted-average valuation method in order to provide a better matching of inventory cost with the related revenues. The cumulative effect on prior years and on the operating results for the year ended May 31, 1996 were immaterial. The All Supplies subsidiary also uses the weighted average costing in accounting for inventory. The manufacturing subsidiary continues to utilize the first-in, first-out (FIFO) method.

  Inventory costs are summarized as follows:

                                                                  MAY 31,
                                                          ----------------------
                                                            1996          1995
                                                          ---------    ---------
       Raw materials                                      (Thousands of Dollars)
       Work in process                                    $ 1,323       $ 1,241
       Finished goods                                         740           792
                                                           31,914        21,993
       Total inventories                                  -------       -------
                                                          $33,977       $24,026
                                                          =======       =======


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:                                  MAY 31,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ---------     ---------
                                                                                      (Thousands of Dollars)
       Land and improvements
       Buildings and improvements                                                     $ 2,930       $ 2,930
       Furniture, fixtures and other equipment                                         12,673        13,033
       Data processing equipment and software                                          15,842        13,654
                                                                                       10,135        10,884
       Total property, plant and equipment                                            -------       -------
                                                                                      $41,580       $40,501
                                                                                      =======       =======


     Maintenance and repairs are expensed as incurred. Gains and losses from sales, and retirements are recognized at the time of disposal.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 5. LONG-TERM DEBT

        Long-term debt is summarized as follows:                                              May 31,
                                                                                   ---------------------------
                                                                                       1996             1995
                                                                                       ----             ----
                                                                                       (Thousands of Dollars)
         Notes payable, bank (1)                                                     $ 5,000          $     -
         Variable rate, tax exempt, callable at par, industrial development bonds due March 1, 2020; interest rate resets weekly
            (3.85% at May 31, 1996); secured by a letter of credit,
            further secured by a manufacturing facility with a depreciated
            cost of $2,189 at May 31, 1996                                             2,750            2,750
         9.9% mortgage note payable to a bank, due in equal monthly installments, final installment due December 1, 2020; secured by land and building with a depreciated cost of $1,556 at
            May 31, 1996                                                               1,558            1,682
         9 1/8% first mortgage note payable to an insurance company, due in equal monthly installments, final installment due
            May 1, 2008; secured by land and building with a depreciated
            cost of $614 at May 31, 1996                                                 849              881
         Other notes payable                                                           1,012               42
                                                                                     -------          -------
                Total long-term debt                                                  11,169            5,355
         Less current maturities                                                         464              161
                                                                                     -------          -------
         Long-term debt, less current maturities                                     $10,705          $ 5,194
                                                                                     =======          =======


         Debt maturities for the five years subsequent to May 31, 1996 are $464,000 $1,439,000, $1,697,000, $1,444,000, and $1,709,000, respectively.

(1) - On July 24, 1995, in connection with the purchase of assets and assumption of certain liabilities of Safety Centers, Inc. (SCI), Vallen Safety borrowed $5 million under a $6 million four year credit facility with a major commercial bank. The unsecured revolving credit facility provides, at Vallen Safety's option, interest at the prime rate or LIBOR + .75%. Fees related to the facility are not material. The interest rate at May 31, 1996 was 6.3125%. Vallen Safety is required, under this agreement, to maintain financial ratios and maintain a minimum tangible net worth of not less than $9,000,000 at any time during the period of the Credit Agreement. Vallen Corporation, Vallen Safety's parent, guarantees repayment of principal and other debt service within the facility.

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 6.  CAPITAL STOCK PLANS

         The Company has a stock option plan for key employees, (the "Plan") and has reserved for issuance 1,125,000 shares of its common stock. The Plan authorizes the Company to grant to its key employees options to purchase shares of common stock at prices per share equal to the fair market value of such stock at the date of grant.

         Under the stock option plan, options have been granted and are outstanding as to 272,000 shares as of May 31, 1996. These options are exercisable in increments of 33 1/3% , beginning in years after fiscal 1993, should the Company achieve three specified consolidated earnings per share targets. None of these levels were achieved as of the fiscal year ended May 31, 1996.

         In connection with the acquisition of 100% of the capital stock of All Supplies in August, 1995, the Compensation Committee and the Board of Directors of the Company approved the issuance of 100,000 options to the former owner of All Supplies under terms of an employment agreement. These options are exercisable in increments of 33 1/3%, beginning in fiscal year 1996, should the Company achieve these specified consolidated earnings per share targets, or should All Supplies achieve certain sales and gross profit levels for the same fiscal year.

         Information relating to stock options is summarized as follows:

                                                     OPTIONS PRICE
                                           SHARES   RANGE PER SHARE
                                          --------  ----------------
     Balance outstanding, at May 31,       87,200   $   4.89 - $8.00
      1993
     Granted                              174,000   $          15.75
     Exercised and expired                (80,600)  $  4.89 - $15.75
                                          -------   ----------------
     Balance outstanding, at May 31,
      1994                                180,600   $  8.00 - $15.75
     Granted                              131,000   $ 12.75 - $13.00
     Exercised and expired                (33,600)  $           8.00
                                          -------   ----------------
     Balance outstanding, at May 31,
      1995                                278,000   $ 12.75 - $15.75
     Granted                               15,000   $         21.438
     Expired                              (21,000)  $          15.75
     Granted in All Supplies
      acquisition (see above)             100,000   $          14.75
                                          -------   ----------------
     Balance outstanding, at May 31,      372,000   $12.75 - $21.438
      1996

     Options exercisable at May 31, 1996      -0-                  -

         The Company's shareholders approved a non-employee director stock option plan (the "Director Plan") effective October 12, 1993. The Company has reserved for issuance 30,000 shares of its common stock to be used in the plan. The Director Plan authorizes the Company to grant non-employee directors options to purchase shares of common stock at prices equal to the average last sale price of the Company's stock for the five most recent trading days on which trades occurred including the date of grant. Each of the non-employee directors was granted 5,000 options based upon a formula set forth in the Director Plan. The options are exercisable ratably on the first, second and third anniversary dates of the grant date. None of the options granted were exercised on the first or second anniversary date.

         The Company adopted an employee stock purchase plan effective January 1, 1991. The Company has reserved for issuance 675,000 shares of its common stock to be used in the plan. The plan allows eligible employees to purchase shares at 85% of the lower of market value on January 1 or December 31. The difference between the employees' actual purchase price and the price on December 31 is compensation expense to the Company. Employee stock purchase plan expense was $24,000 for both years ended May 31, 1996 and 1995.

         During fiscal year 1996, the Company and its shareholders established an Executive Incentive Compensation Plan for executive officers and key employees of the Company and its subsidiaries. The incentive plan is administered by the Compensation Committee of the Board of Directors. The Company has reserved 100,000 shares of the Company's common stock for issuance in connection with the stock portion of the incentive awards. Under the Plan, the award pool criteria is to be established at the beginning of each fiscal year by the Compensation Committee based upon net earnings levels and return on shareholder equity criteria. The specific employee participants to be included in the incentive program are to be designated at the same time by this Committee. At the discretion of the Committee, up to 50% of each designated participant's award will be paid in the form of Company stock, with the remaining portion to be paid in cash at the end of the fiscal year.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)

NOTE 7. INCOME TAXES


        Income tax expense (benefit)
           consists of:                            YEAR ENDED MAY 31,
                                                -----------------------
                                                 1996     1995    1994
                                                ------   ------  ------
                                                 (Thousands of Dollars)


     Current:
       Federal                                  $3,913   $3,600  $2,749
       State                                       490      408     312
                                                ------   ------  ------
                                                 4,403    4,008   3,061
     Deferred:
       Federal and State                           (56)     100    (367)
                                                ------   ------  ------

                                                $4,347   $4,108  $2,694
                                                ======   ======  ======

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the federal statutory income tax rate of 34% in 1996, 1995 and 1994, to earnings before income taxes were as follows:

                                                    YEAR ENDED MAY 31,
                                                -----------------------
                                                 1996     1995    1994
                                                ------   ------  ------
                                                 (Thousands of Dollars)


     Tax expense at statutory rates             $4,217   $3,825  $2,465
     State tax expense, net of federal
      benefit                                      323      269     206
     Non-includable foreign losses
      (earnings)                                  (298)     (44)     27
     Other, net                                    105       58      (4)
                                                ------   ------   ------
                                                $4,347   $4,108   $2,694
                                                ======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1996 and 1995 are presented below.


     Deferred tax assets:
                                                      1996        1995
                                                   ----------  ----------
                                                   (Thousands of Dollars)
       Inventories, principally due to
         additional costs inventoried
         for tax purposes                            $ 657      $ 472
       Accounts receivable allowance
         account                                       101        104
       Other                                            45         65
                                                     -----      -----
       Total deferred tax assets                     $ 803      $ 641
                                                     -----      -----

                      VALLEN CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ---  (CONTINUED)

 Deferred tax liabilities:
                                                      1996        1995
                                                   ----------  ----------
                                                   (Thousands of Dollars)
       Plant and equipment, principally
         due to differences
         in depreciation                           $  866      $  812
       Software development expensed
         for tax                                      262         248
       Accelerated property tax
         deduction                                    174         136
                                                   ------      ------
       Total deferred tax liability                $1,302      $1,196
                                                   ------      ------
       Net deferred tax liability                  $  499      $  555
                                                   ======      ======

     There is no valuation allowance for the fiscal years ended May 31, 1996 or May 31, 1995. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     Deferred tax assets are included in the prepaid expenses and other current assets category on the Consolidated Balance Sheets.

NOTE 8.  PROFIT SHARING, DEFERRED COMPENSATION AND BONUS INCENTIVE PLANS

     The Company has established a profit sharing trust which covers substantially all employees. The Company makes quarterly cash contributions of 10% of the net earnings of consolidated operations, as defined by the trust agreement. Total profit sharing expense for the years ended May 31, 1996, 1995 and 1994 was $632,000, $622,000 and $520,000, respectively.

     During December 1990, the Company amended the profit sharing plan to include a 401(k) deferred compensation plan covering a majority of the Company's employees. Under the terms of the 401(k) plan, the Company makes matching contributions equal to 25% of the participants' contributions subject to certain participant vesting requirements. Total Company 401(k) contribution expense for the years ended May 31, 1996, 1995 and 1994 was $338,000, $236,000 and $218,000,
respectively.

     The Company also has bonus incentive plans for its officers, managers and other key employees. Cash bonuses are awarded based on incentive award schedules which measure achievement of individual and corporate objectives, among other factors. Bonus incentive plan expense was $729,000, $713,000 and $258,000, for the years ended May 31, 1996, 1995 and 1994, respectively.

NOTE 9.  INVESTMENT IN FOREIGN AFFILIATES

     A summary of investment in foreign affiliates as of May 31, 1996 is as follows:


                                            PROVEEDORA DE      CENTURY SALES & SERVICE
                                        SEGURIDAD INDUSTRIAL         LIMITED (1)          TOTAL
                                        ---------------------  ------------------------  -------
Domicile                                       Mexico                   Canada
Ownership % by the Company                     50%                       50%

Date of original investment              December 17, 1992          June 6, 1995

Amount of original investment ($000)          $2,767                    $4,472           $7,239
Translation adjustment (unrealized)
adjusted in equity section of
balance sheet                                   (773)                      -0-             (773)
Equity earnings since acquisition,
net of goodwill amortization and
foreign currency translation
amounts recognized in income                   1,234                       543            1,777
                                               -----                    ------           ------
Investment at May 31, 1996                    $3,228                    $5,015           $8,243
                                              ======                    ======           ======

(1) Under the terms of the Stock Purchase Agreement, the Company has the option to elect to purchase the remaining 50% of the outstanding capital stock of Century Sales at either five or six years from the date of the original stock purchase transaction, based upon formulas contained in the Agreement.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company conducts certain operations from leased premises under noncancellable operating leases. Under the terms of some of the leases, the Company pays taxes, maintenance, insurance and certain other operating expenses. Various computer, transportation and other equipment is also leased under short-term operating leases. Management generally intends to renew leases that expire during the normal course of business. Rental expense for the years ended May 31, 1996, 1995 and 1994 amounted to $1,689,000, $1,639,000 and $2,056,000, respectively. Lease commitments for noncancellable operating leases for the five years subsequent to May 31, 1996 are $1,881,000, $1,234,000, $707,000,
$230,000 and $167,000, respectively.

     The Company's Vallen Safety subsidiary, in its capacity as a general partner in a limited partnership whose operations are to provide procurement and distribution services to the U. S. Air Force, is a guarantor for up to $750,000 of a $3 million revolving term loan agreement facility taken out by the partnership with a major commercial bank. Under terms of the loan facility, the guaranty may be reduced or completely eliminated by June 30, 1997, as a result of the partnership reaching certain financial ratio tests. Vallen Safety's partner, also a general partner in the partnership, has the same guaranty requirements under the loan facility.

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

NOTE 11.  CONCENTRATION OF CREDIT RISK

     The Company has a broad customer base, representing many diverse industries, doing business in most regions of the United States and in Mexico and Canada. The Company evaluates credit risks on an individual customer basis before extending credit, and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts. In each of the years ended May 31, 1996, 1995 and 1994, no single customer accounted for more than 10% of consolidated sales. Letters of credit are required on most foreign sales, except to customers in Mexico and Canada. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 12.  BUSINESS SEGMENTS

     The Company operates in two business segments, distribution of a variety of safety, health and maintenance products and services and the manufacturing of industrial safety equipment. The following table summarizes, for the periods indicated, the amounts of consolidated net sales, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the Company's distribution and manufacturing operations. Substantially all intersegment sales are based on published price lists, the same as to unaffiliated customers. The Company does not derive 10% or more of its net sales from any single customer, nor does the Company derive 10% or more of its net sales from foreign sources. Sales of supplied-air respiratory equipment contributed 6.5%, 7.8% and 9.9% of consolidated net sales for the year ended May 31, 1996, 1995 and 1994, respectively. The effect of the Company's operations in Mexico and Canada is immaterial on the amounts in the table below.

                                                 YEAR ENDED MAY 31,
                                          ---------------------------------
                                             1996       1995        1994
                                          ----------  ---------  ----------
                                               (Thousands of Dollars)
Net sales:
     Distribution                          $224,084   $190,610    $174,282
     Manufacturing                           20,856     19,691      18,461
                                           --------   --------    --------
                                            244,940    210,301     192,743
     Intersegment sales                      (7,898)    (7,017)     (6,992)
                                           --------   --------    --------
                                           $237,042   $203,284    $185,751
Operating income:                          ========   ========    ========

     Distribution                          $ 10,338   $  9,281    $  5,626
     Manufacturing                            4,966      4,367       3,994
                                           --------   --------    --------
                                             15,304     13,648       9,620
     Corporate general and                   (3,451)    (2,598)     (2,248)
      administrative expenses              --------   --------    --------
       Total                               $ 11,853   $ 11,050    $  7,372
Identifiable assets:                       ========   ========    ========

     Distribution                          $102,349   $ 81,905    $ 72,478
     Manufacturing                            9,314      8,749       8,939
                                           --------   --------    --------
       Total                               $111,663   $ 90,654    $ 81,417
Capital expenditures:                      ========   ========    ========

     Distribution                          $  1,458   $  2,590    $  8,265
     Manufacturing                              226        262         201
                                           --------   --------    --------
       Total                               $  1,684   $  2,852    $  8,466
Depreciation and amortization:             ========   ========    ========

     Distribution                          $  3,040   $  2,992    $  3,319
     Manufacturing                              399        505         542
                                           --------   --------    --------
       Total                               $  3,439   $  3,497    $  3,861
                                           ========   ========    ========

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---  (CONTINUED)

NOTE 12.  BUSINESS SEGMENTS (CONTINUED)

Summarized financial information for significant unconsolidated subsidiaries:
The Company uses the equity method of accounting for investments in unconsolidated subsidiaries over which it exercises ownership of 20% - 50%. The summarized balance sheet and income statement information presented below includes amounts related to the following significant equity investees:
Proveedora de Seguridad Industrial Del Golfo, S.A. (Mexico) (50%), Century Sales & Service Limited (Canada) (50%), and Nuclear Utility Products, Inc. (NUPRO) (Delaware) (50%). The summarized financial information below includes 100% of the individual company's assets, liabilities, revenues, and expenses as of and for the year ended May 31, 1996.

                                                                                     1996
                                                                            ------------------------
                                                                              (Thousands of Dollars)
Current assets                                                                      $ 20,242
Non-current assets                                                                     3,620
                                                                                     -------
Total assets                                                                        $ 23,862
                                                                                     =======

Current liabilities                                                                 $  8,892
Non-current liabilities                                                                2,223
                                                                                     -------
Total liabilities                                                                   $ 11,115
                                                                                     =======

Net sales                                                                           $ 53,207
Gross profit                                                                          13,682
Income from continuing operation                                                       3,055
Net income                                                                          $  1,988
                                                                                     =======



NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's quarterly operating results for 1996 and 1995 are summarized as follows:

                                                                                       QUARTER ENDED
                                                              ------------------------------------------------------------
                                                                    AUGUST 31      NOVEMBER 30  FEBRUARY 29  MAY 31
                                                                    ---------      -----------  -----------  -------
                                                                  (Thousands of Dollars, Except for Per Share Amounts)
     1996
     Net Sales                                                         $52,002      $60,830      $61,516     $62,694
                                                                       =======      =======      =======     =======
     Gross profit                                                      $13,465      $15,370      $15,577     $16,234
                                                                       =======      =======      =======     =======
     Net earnings                                                      $ 1,557      $ 2,149      $ 2,028     $ 2,253
                                                                       =======      =======      =======     =======
     Net earnings per common share                                        $.22      $   .30      $   .28     $   .31
                                                                       =======      =======      =======     =======
     1995
     Net sales                                                         $46,062      $50,956      $50,680     $55,586
                                                                       =======      =======      =======     =======
     Gross profit                                                      $12,032      $13,106      $13,498     $14,537
                                                                       =======      =======      =======     =======
     Net earnings                                                      $ 1,205      $ 1,885      $ 1,807     $ 2,245
                                                                       =======      =======      =======     =======
     Net earnings per common share                                        $.17      $   .27      $   .25     $   .31
                                                                       =======      =======      =======     =======

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          DIRECTORS OF THE REGISTRANT

     The following table provides information as of August 1, 1996 regarding each of Vallen's directors:

                                                       OTHER POSITIONS AND OFFICES
                                                 CURRENTLY HELD WITH THE COMPANY (AND OTHER
                                   DIRECTOR          CURRENT PRINCIPAL OCCUPATION, IF
           NAME              AGE    SINCE                      DIFFERENT)
- ---------------------------  ----  --------    --------------------------------------------

Leonard J. Bruce             (76)    1960      Chairman of the Board; Member,
                                               Compensation Committee

James W. Thompson            (45)    1994      President and Chief Executive
                                               Officer ,
                                               Vallen Safety Supply Company

Darvin M. Winick             (66)    1984      Member, Audit and Compensation
                                               Committees
                                               (President of Winick Consultants)

Kirby Attwell                (60)    1978      Member, Audit and Compensation
                                               Committees(President of Travis
                                               International, Inc.)



   Mr. Bruce, who has 49 years of experience in safety equipment distribution, founded the Company in 1947. He has been Chairman of the Board of Directors since 1960.

   Mr. Thompson joined the Company in June of 1994 as President and Chief Operating Officer of Vallen Safety Supply Company. He was named President and Chief Executive of Vallen Corporation in December, 1994. He was formerly employed by Westburne Supply Company of Montreal, Quebec, Canada as Senior Group Vice President, and prior to that he was with Westinghouse Electric Supply Company for 18 years.

   Dr. Winick has been President of Winick Consultants, or its related management consulting firms, since 1981.

   Mr. Attwell has been President of Travis International, Inc., a holding company for industrial distribution operations, since January 1987.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as of August 1, 1996 regarding each of Vallen's executive officers:


                                                                                            EXECUTIVE
                                                                                             OFFICER
         NAME                   AGE           POSITION WITH THE COMPANY                       SINCE
         ----                   ---           -------------------------                     ---------
     Leonard J. Bruce            76  Chairman of the Board and Director                      1960
     James W. Thompson           45  President, C.E.O. and Director                          1994
     Roland C. Wolff             50  Executive Vice President, Marketing                     1995
     Robin R. Hutton             50  Executive Vice President, Sales                         1981
     Leighton J. Stephenson      48  Vice President - Finance, Secretary and Treasurer       1993
     Kent M. Edwards             48  Vice President - Human Resources, Assistant Secretary   1990
     David G. Key                40  Vice President and General Manager,
                                     Encon Safety Products, Inc.                             1996

     The terms of each officer will expire at the next annual meeting of directors or when his successor is elected and qualified.

     Mr. Bruce, who has over 49 years of experience in safety equipment distribution, founded the Company in 1947. He has been Chairman of the Board of Directors since 1960.

     Mr. Thompson joined the Company in June 1994 as President and Chief Operating Officer of Vallen Safety Supply Company. He was named President and Chief Executive Officer of Vallen Corporation in December 1994. He was formerly with Westburne Supply Company and Westinghouse Electric Supply Company. Mr. Thompson was elected to the Board of Directors in June 1994.

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

     Mr. Key joined the Company in March 1996 as General Manager of Encon Safety Products, Inc., the Company's manufacturing subsidiary. He was previously with 3M.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                P A R T   I I I

   In accordance with General Instruction G(3) to Form 10-K, items 10, 11, 12 and 13 have been incorporated by reference to the Company's definitive proxy statement complying with Regulation 14A involving the election of directors which will be filed with the Commission not later than 120 days after the close of its fiscal year.

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

      1. Consolidated Financial Statements, as listed in the Index to Financial Statements provided in response to Item 8 hereof. (see page 11 for Index)

      2. Financial Statement Schedules, as listed in the Index to Financial Statements provided in response to Item 8 hereof. (see page 11 for Index)

      3. The following exhibits are filed as part of this report:

         3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's 1990 Form 10-K as filed with the Securities and Exchange Commission on August 17, 1990 (the "1990 Form 10-K").

         3ii. Bylaws of the Company as amended. Incorporated by reference is
              Exhibit 3ii to the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on August 25, 1995.

         10a. Vallen Corporation Stock Incentive Plan, specimen Non-qualified
              Stock Option Agreement and specimen Stock Appreciation Rights Agreement. Incorporated by reference is Exhibit 5.1 to the Company's Registration Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979. *

         10b. Vallen Corporation 1985 Stock Option Plan for Key Employees.
              Incorporated by reference is Exhibit 10b. to the Company's Form 1 K as filed with the Securities and Exchange Commission on August 27, 1985 (the "1985 Form 10-K"). *

         10c. Amendment to Vallen Corporation 1985 Stock Option Plan for Key
              Employees, as amended. Incorporated by reference is Exhibit 10c to the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on August 25, 1995.

         10d. Vallen Corporation 1990 Employee Stock Purchase Plan.
              Incorporated by reference is Exhibit 10d to the 1990 Form 10-K.  *

         10e. Agreement dated June 6, 1994 between the Company and James W.
              Thompson. Incorporated by reference is Exhibit 10f to the Company's Form 10-K as filed with the Securities and Exchange Commission on August 17, 1994. *

         10f. Vallen Corporation Executive Incentive Compensation Plan - attached. *

         21. Subsidiaries of the Company - attached.

         23. Consent of KPMG Peat Marwick LLP.

         27. Financial Data Schedule - attachment.

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


                                    VALLEN CORPORATION



                                    By /s/  JAMES W. THOMPSON
                                       ------------------------------
                                            JAMES W. THOMPSON
                                                 President


Date:  August 16, 1996

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             NAME                           CAPACITY                  DATE
- -------------------------------  ------------------------------  ---------------


/s/  JAMES W. THOMPSON           President, Principal Executive
- -------------------------------       Officer and Director       August 16, 1996
     James W. Thompson


 /s/  LEIGHTON J. STEPHENSON       Vice President -- Finance
- -------------------------------     Principal Financial and
      Leighton J. Stephenson           Accounting Officer        August 16, 1996


/s/  KIRBY ATTWELL                          Director             August 16, 1996
- -------------------------------
     Kirby Attwell


/s /  LEONARD J. BRUCE                      Director             August 16, 1996
- -------------------------------
      Leonard J. Bruce


/s/  DARVIN M. WINICK                       Director             August 16, 1996
- -------------------------------
     Darvin M. Winick



                               INDEX TO EXHIBITS

Exhibit numbers are in accordance with exhibit table in Item 601 of Regulation S-K.

         10f.    -   Vallen Corporation Executive Incentive Plan - attached.

          21.    -   Subsidiaries of the Company.

          23.    -   Consent of KPMG Peat Marwick LLP - attached.

          27.    -   Financial Data Schedule.