Form 10-Q
period 1996-08-31
VALLEN CORP
filed 1996-10-04
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended August 31, 1996

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

                             Yes   X       No
                                 ------       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 4, 1996:

                7,264,708 shares of Common Stock, $.50 Par Value



PART I
Item 1.    Financial Statements
                                                VALLEN CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      (Thousands of Dollars)
                                                                                    AUGUST 31,
                                                           ASSETS                     1996                        MAY 31,
Current assets:                                                                    (Unaudited)                     1996
                                                                                   -----------                  ----------
   Cash and cash equivalents                                                         $    491                    $    831
    Investment securities, at cost which approximates market                            1,901                       2,001
    Accounts receivable, net                                                           32,472                      32,316
    Notes receivable                                                                      147                         147
    Inventories                                                                        35,468                      33,977
    Prepaid expenses and other current assets                                           4,728                       4,621
                                                                                     --------                    --------
         Total current assets                                                          75,207                      73,893
                                                                                     --------                    --------
Property, plant and equipment, at cost                                                 42,094                      41,580
    Less accumulated depreciation and  amortization                                    21,948                      21,191
                                                                                     --------                    --------
         Net property, plant and equipment                                             20,146                      20,389
                                                                                     --------                    --------
    Notes receivable, non-current                                                       1,599                       1,599
Investment in foreign affiliate, net                                                    8,535                       8,243
Intangibles, net of accumulated amortization                                            5,074                       5,107
Other                                                                                   2,569                       2,432
                                                                                     --------                    --------
                                                                                     $113,130                    $111,663
                                                                                     ========                    ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                             $    667                   $    464
    Accounts payable                                                                   13,597                     14,298
    Other accrued expenses                                                              2,340                      2,290
    Income taxes payable                                                                  856                        287
                                                                                     --------                   --------
         Total current liabilities                                                     17,460                     17,339
                                                                                     --------                   --------

Long-term debt, excluding current maturities                                           10,454                     10,705
                                                                                     --------                   --------
Deferred income taxes                                                                   1,281                      1,302
                                                                                     --------                   --------
Shareholders' equity:
    Preferred stock $1.00 par value; 1,000,000 shares
       authorized and unissued
    Common stock $.50 par value; 20,000,000 shares
       authorized; 9,726,875 and 7,264,708 shares issued and
       outstanding at August 31, 1996 and 9,726,875 and
       7,263,978 issued and outstanding at May 31, 1996,
       respectively                                                                     4,864                      4,864
    Additional paid-in capital                                                          5,838                      5,825
    Translation adjustment                                                               (772)                      (773)
    Retained earnings                                                                  76,619                     75,015
                                                                                      -------                   --------
                                                                                       86,549                     84,931
    Less cost of common shares held in treasury (2,462,167 and
       2,462,897 shares at August 31, 1996 and
       May 31, 1996, respectively)                                                      2,614                      2,614
                                                                                      -------                   --------
       Total shareholders' equity                                                      83,935                     82,317
                                                                                      -------                   --------
                                                                                     $113,130                   $111,663
                                                                                     ========                   ========

    See accompanying Note to Consolidated Financial Statements (Unaudited).



                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)

                                                    FIRST QUARTER ENDED
                                                        AUGUST 31,
                                             -------------------------------
                                                       1996         1995
                                             --------------------  ---------
Net sales                                             $59,412    $52,002

Cost of sales                                          44,537     38,537
                                                      -------    -------

Gross profit                                           14,875     13,465

Selling, general and administrative  expenses          12,444     11,307
                                                      -------    -------

Operating income                                        2,431      2,158

Earnings from foreign affiliate, net                      286        208

Interest and dividend income                               31        200

Interest expense                                         (175)      (103)

Other income (expense), net                               (44)      (126)
                                                      -------    -------

Earnings before income taxes                            2,529      2,337

Income taxes                                              925        762
                                                      -------    -------

Net earnings                                          $ 1,604    $ 1,575
                                                      =======    =======
Net earnings per share                                  $0.22      $0.22
                                                      =======    =======
Weighted average number of common
 shares outstanding                                     7,264      7,194





    See accompanying Note to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

THREE MONTHS ENDED AUGUST 31,                                                             1996      1995
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings                                                                         $ 1,604    $ 1,575
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Loss on disposition of property,
           plant and equipment                                                                4         18
       Depreciation and amortization                                                        793        796
       Undistributed earnings from  foreign affiliates, net                                (291)      (208)
       Undistributed loss from U.S. affiliate, net                                           26         14
       Change in assets and liabilities, net of effects
           from purchase and investment in companies:
           Decrease in trading securities                                                   100      5,155
           (Increase) decrease in accounts
                receivable, net                                                            (156)    (4,528)
           (Increase) in inventory                                                       (1,491)    (8,118)
           (Increase) decrease in prepaid expenses
               and other current assets                                                    (108)      (512)
           (Increase) decrease in other assets                                             (115)      (213)
           Increase (decrease) in accounts payable
               and other current  liabilities                                               (80)     8,009
           (Decrease) in deferred income taxes                                              (22)         0
                                                                                        -------    -------
   Net cash provided by operating activities                                                264      1,988


INVESTING ACTIVITIES:
   Net additions to property, plant and equipment                                          (517)      (700)
   Payments for purchase of, and investment in
         companies, net of cash acquired                                                    (29)    (6,941)
   Investments in affiliates                                                                (52)         0
                                                                                        -------    -------
   Cash used for investing activities                                                      (598)    (7,641)

FINANCING ACTIVITIES:
    Addition of long-term debt                                                                0      5,618
   Reduction of long-term debt                                                               (6)         0
   Stock transactions                                                                         0          0
                                                                                        -------    -------
   Net cash provided by financing activities                                                 (6)     5,618
                                                                                        -------    -------

   Net (decrease) increase in cash and  cash equivalents                                   (340)       (35)
   Effect of exchange rate changes on cash and
       cash equivalents                                                                       0        (56)
   Cash and cash equivalents at beginning of period                                         831      3,006
                                                                                        -------    -------
   Cash and cash equivalents at end of period                                           $   491    $ 2,915
                                                                                         =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
   Interest payments                                                                     $  249    $    93
   Income tax payments                                                                   $   11    $    25

                      VALLEN CORPORATION AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1997.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended May 31, 1996. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with current year presentation.

An investment in the common stock of a foreign affiliated company is accounted for by the equity method. The excess cost of the stock of this affiliate over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the three months ended August 31, 1996 and 1995 were computed based on the actual number of common shares outstanding.

Note 2:  Inventory costs are summarized as follows:

                        AUGUST 31, 1996  MAY 31, 1996
                        ---------------  ------------
   Raw Materials                $ 1,419       $ 1,323

    Work-in-process                 645           740

   Finished goods                33,404        31,914
                                -------       -------

   Total inventories            $35,468       $33,977
                                =======       =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)


                FIRST QUARTER ENDED AUGUST 31, 1996 COMPARED TO
                      FIRST QUARTER ENDED AUGUST 31, 1995
                   __________________________________________

RESULTS OF OPERATIONS

Net sales increased 14.2% to $59,412 and gross profit increased by 15.6% to $14,875. Overall gross profit margins were slightly higher, due principally to changes in the product mix in the distribution subsidiaries. The manufacturing subsidiary's sales increased 1.5% due to increased market penetration in core products business. Gross profit margins in the manufacturing subsidiary were comparable to those in the previous year.

Selling, general and administrative expenses increased 10.1%, primarily due to operation of distribution locations acquired or opened in the past twelve months. Earnings from foreign affiliates of $286 for the quarter ending August 31, 1996, increased 37.5% over the previous year's quarter due to increased earnings reported by the Company's 50% owned affiliates in Mexico and Canada. Interest expense increased 69.9% in the first quarter of fiscal 1996 compared to the prior year, due to increased lines of credit primarily related to acquisition financing.

Net earnings increased 1.8% in the quarter ended August 31, 1996 to $1,604 ($.22 per common share), compared to $1,575 ($.22 per common share) in the previous year's first quarter, due primarily to increased sales and earnings recognized from consolidated and equity basis acquisitions.

FINANCIAL CONDITION

Cash flows provided by operations for the quarter ended August 31, 1996 totaled to $264 compared to $1,988 in the comparable period of the prior year. The reduction in the current quater compared to the previous year's quarter is primarily related to significant reduction in trading security investments in the prior year's quarter relative to funding various acquisitions during that period.

The Company's financial position in the first quarter of 1997 remains strong with working capital of $58.0 and a current ratio of 4.3 to 1. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future. During the current quarter, the Company extended the periods of amortization of principal amounts under its primary bank borrowing facility by one year. The impact of this modification of the credit agreement was to reclassify approximately $938 as of August 31, 1996 as non-current debt.

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

                   27 -  Financial Data Schedule, attached hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALLEN CORPORATION
                              -----------------------------
                              Registrant


   October 4, 1996
------------------------      -----------------------------
Date                          James W. Thompson
                              President



   October 4, 1996
------------------------      -----------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer