Form 10-Q
period 1996-11-30
VALLEN CORP
filed 1997-01-13
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended November 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at January 13, 1997:

                7,264,461 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements
                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                            MAY 31, 1996
                                                         ------------------
                 ASSETS                   NOVEMBER 30,     (DERIVED FROM
                                              1996       AUDITED FINANCIAL
Current assets:                            (Unaudited)      STATEMENTS)
                                          -------------  ------------------
   Cash and cash equivalents                  $    833            $    831
   Trading securities, at cost which             1,850               2,001
    approximates market
   Accounts receivable, net                     35,020              32,316
   Notes receivable                                  -                 147
   Inventories                                  33,928              33,977
   Prepaid expenses and other current            4,215               4,621
    assets                                    --------            --------
         Total current assets                   75,846              73,893
                                              --------            --------
Property, plant and equipment, at cost          42,794              41,580
   Less accumulated depreciation and            22,614              21,191
    amortization                              --------            --------
         Net property, plant and                20,180              20,389
          equipment                           --------            --------
    Notes receivable - non-current                 557               1,599
Investment in foreign affiliates, net            8,868               8,243
Intangibles, net of accumulated                  5,268               5,107
 amortization
Other                                            3,009               2,432
                                              --------            --------
                                              $113,728            $111,663
                                              ========            ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt       $    773            $    464
   Accounts payable                             12,325              14,298
   Other accrued liabilities                     2,995               2,290
   Income taxes payable                             82                 287
                                              --------            --------
         Total current liabilities              16,175              17,339
                                              --------            --------
Long-term debt, excluding current               10,191              10,705
 maturities
Deferred income taxes                            1,265               1,302
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares
         authorized and unissued
   Common stock $.50 par value;
    20,000,000 shares
         authorized; 9,727,358 shares
          issued and 7,264,461 out-
         standing at November 30, 1996
          and 9,726,875 issued
         and 7,263,978 outstanding at
          May 31, 1996                           4,864               4,864
   Additional paid-in capital                    5,852               5,825
   Translation adjustment                         (772)               (773)
   Retained earnings                            78,767              75,015
                                              --------            --------
                                                88,711              84,931
   Less cost of common shares held in
    treasury (2,462,897
         shares at November 30, 1996
          and at May 31, 1996)                   2,614               2,614
                                              --------            --------
   Total shareholders' equity                   86,097              82,317
                                              --------            --------
                                              $113,728            $111,663
                                              ========            ========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except For Per Share Amounts)

                                             SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                 NOVEMBER 30,                   NOVEMBER 30,
                                           ------------------------     ---------------------------
                                             1996      1995                1996            1995
                                           -------   --------           ---------      ------------

Net sales                                  $63,797   $60,830            $123,209          $112,828

Cost of sales                               48,040    45,460              92,578            83,984
                                           -------   -------            --------          --------

Gross profit                                15,757    15,370              30,631            28,844

Selling, general and administrative
expenses                                    12,685    12,167              25,064            23,422
                                           -------   -------            --------          --------

Operating income                             3,072     3,203               5,567             5,422

Earnings from foreign affiliates, net          338       224                 624               432

Interest and dividend income                    40       117                  72               316

Interest expense                               169       142                 410               249

Other income (expense), net                    119      (153)                 76              (274)
                                           -------   -------            --------          --------

Earnings before income taxes                 3,400     3,249               5,929             5,647

Income taxes                                 1,252     1,100               2,177             1,941
                                           -------   -------            --------          --------

Net earnings                               $ 2,148   $ 2,149            $  3,752          $  3,706
                                           =======   =======            ========          ========
Net earnings per common share
                                             $0.30     $0.30               $0.52             $0.51
Weighted average number of common             ====      ====                ====              ====
 shares outstanding                          7,265     7,251               7,264             7,222




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

SIX MONTHS ENDED NOVEMBER 30,               1996      1995
----------------------------------------  --------  ---------

OPERATING ACTIVITIES:

   Net earnings                           $ 3,752   $  3,706
   Adjustments to reconcile net
    earnings to net cash
    provided by operating activities:
    Loss on disposition of property,
      plant and equipment                       3         28
    Depreciation and amortization           1,719      1,603
    Undistributed earnings from
      foreign affiliates, net                (625)      (432)
    Undistributed losses from U.S.
      affiliate, net                          118         58
    Change in assets and liabilities,
      net of effects from purchase of
      companies:
      Decrease in trading securities          151      5,255
      (Increase) in accounts receivable,
        net                                (2,704)    (5,705)
      (Increase) decrease in inventory         49     (6,687)
      Decrease in notes receivable            147         --
      (Increase) decrease in prepaid
        expenses and other current assets     405       (895)
      (Increase) decrease in other
        assets, net                           555       (226)
      Increase (decrease) in accounts
        payable and other current
        liabilities                        (1,509)     3,946
                                          -------   --------
      Net cash provided by operating
        activities                          2,061        651

INVESTING ACTIVITIES:

   Net additions to property, plant and
    equipment                              (1,263)      (797)
   Payments for acquisitions                  (21)   ( 7,545)
   Investments in affiliates                 (611)        --
                                          -------   --------
   Net cash used by investing activities   (1,895)    (8,342)

FINANCING ACTIVITIES:

   Increase (decrease) of long-term debt     (164)     5,622
   Stock option transactions                   --         --
                                          -------   --------
      Net cash provided by
        financing activities                 (164)     5,622
                                          -------   --------

   Net increase (decrease) in cash and
    cash equivalents                            2     (2,069)
   Effect of exchange rate changes on
    cash and cash equivalents                   -       (356)
   Cash and cash equivalents at
    beginning of period                       831      3,006
                                          -------   --------
   Cash and cash equivalents at end of
    period                                $   833   $    581
                                          =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

   Interest payments                      $   418   $    170
   Income tax payments                    $ 1,761   $  1,756

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES - CONT'D.

For the period ended November 30, 1995, the Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., and Century Sales and Service, Limited. In conjunction with the acquisitions, assets acquired, liabilities assumed, and cash paid are as follows:

                                            1995
                                          ---------
   Fair value of assets acquired           $14,408
   Cost in excess of net assets of           3,523
    companies acquired                     -------
   Total assets recorded                    17,931

   Liabilities assumed                      (7,792)
   Amounts due to sellers                     (768)
   Stock issued for common stock            (1,826)
                                           -------
   Cash paid for common stock and assets   $ 7,545
                                           =======



    See accompanying Notes to Consolidated Financial Statements (Unaudited)

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended November 30, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1997.

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

Investments in the common stock of the foreign affiliated companies are accounted for by the equity method. The excess of cost of the stock of these affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the six months ended November, 1996 and 1995 were computed based on the actual number of common shares outstanding.

Note 2:  Inventory costs are summarized as follows:

                        NOVEMBER 30, 1996  MAY 31, 1996
                        -----------------  ------------
   Raw materials                  $ 1,280       $ 1,323

   Work-in-process                    773           740

   Finished Goods                  31,875        31,914
                                  -------       -------

   Total inventories              $33,928       $33,977
                                  =======       =======


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)
RESULTS OF OPERATIONS

               SECOND QUARTER ENDED NOVEMBER 30, 1996 COMPARED TO
                     SECOND QUARTER ENDED NOVEMBER 30, 1995
                     --------------------------------------

Net sales increased 5% to $63,797 and gross profit increased by 3% to $15,757. Sales levels for the distribution business which reached record levels in the current quarter, were up 10% compared to the quarter ended November 30, 1995. The manufacturing operation's sales were down 5% to $4,725 compared to the same period in the last fiscal year. This decrease was due primarily to some seasonal weakness in traditional product markets, whereby customers often defer or reduce capital expenditures. During the quarter Vallen completed the acquisition of the operating assets of Pagel Safety, Inc., a privately held company and distributor of safety equipment and supplies. There is no significant impact to sales or results of operations due to this acquisition.

Selling, general and administrative expenses, holding steady in line with inflation, increased 4% compared to the same quarter in the prior year.
Selling, general and administrative expenses as a per cent of net sales were 20% for the quarter ended November 30, 1996, remaining flat in comparison to the same quarter last year. Earnings from foreign affiliates of $338, for the quarter ending November 30, 1996, increased 51% over the same quarter last year, primarily due to stronger earnings from the 50% owned Mexican affiliate, Proveedora de Seguridad Industrial, of $142 compared to $72 in earnings for the quarter ended November 30, 1995. Other income increased significantly in the quarter ended November 30, 1996 compared to the same period last year due to earnings from the Lion Vallen Limited Partnership of $264.

Net earnings were flat in the quarter ending November 30, 1996 at $.30 per common share, compared to $.30 for the same quarter last year, primarily due to increased pressure on gross profit margins in the Company's distribution business and a soft market for the major product line in the Company's manufacturing segment.

                 SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO
                       SIX MONTHS ENDED NOVEMBER 30, 1995
                       ----------------------------------

Sales increased 9% to $123,209 and gross profit increased 6% to $30,631. Selling, general and administrative expenses increased 7% to $25,064. Net earnings increased 1% year to date to $3,752, or $.52 per common share, compared to $3,706, or $.51 per common share, for the comparable six month period last year. The increase in foreign earnings was due to the 50% owned Mexican affiliate's earnings of $277 during this six month period, compared to earnings of $97 in the same period last year. The 50% owned Canadian affiliate, Century Sales and Service, Limited had earnings of $347 for the six month period ending November 30, 1996, compared to $152 for the six months ended November 30, 1995.

FINANCIAL CONDITION

                   NOVEMBER 30, 1996 COMPARED TO MAY 31, 1995
                   ------------------------------------------


Cash flows provided by operations for the quarter ended November 30, 1996 totaled $2,061, compared to $625 for the six months ended November 30, 1995. The increase in the current period compared to the same period of the prior year, is primarily due to the effect of the 1995 acquisitions on accounts receivable, inventory and the trade securities liquidated to finance these acquisitions.

Cash and cash equivalents increased by $2, for the fiscal year 1997. Accounts receivable increased $2,704 primarily as a result of increased sales levels and partially due to the acquisition of Pagel Safety, Inc. Net additions to property, plant and equipment of $1,263 were primarily for operating equipment, computer hardware and software and assets added through the acquisition. The increase in investments of affiliates of $611 relates primarily to the Lion-Vallen Partnership and the Company's 50% equity investment in Nuclear Utility Products, Inc.

The Company's financial position in the first half of fiscal year 1997 remains strong with working capital of $59.7 and a current ratio of 4.7 to 1. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future. During the first quarter ended August 31, 1996, the Company extended periods of amortization of principal amounts under its primary bank borrowing facility by one year. The impact of this modification of the credit agreement was to reclassify approximately $938 as of August 31, 1996 as non-current debt.

PART  II  OTHER INFORMATION

Item 1.        Legal proceedings  -  None

Item 2.        Changes in securities  -  None

Item 3.        Defaults upon senior securities  -  None

Item 4.        (a) Annual stockholder meeting was held on October 8,
               1996.

                    (b) Directors elected were Leonard J. Bruce, James W. Thompson, Darvin M. Winick, and Kirby Attwell.


                    (c) First item for vote was Proposal no. 1, Election of Directors. This matter of vote for Leonard J. Bruce, Darvin
                    M. Winick, and Kirby Attwell was approved by 6,527,823 shares voted in favor, and 107,202 shares withheld from voting.


                    Last item for vote was Proposal no. 2, Selection of independent auditors. This matter of vote approved by 6,597,697 shares in favor, 28,343 shares against and 9,134 shares abstained.

Item 5.    Other information - None

Item 6.    (a).  Exhibits:

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


                 27   Financial Data Schedule, attached hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        VALLEN CORPORATION

                                        -------------------------------------
                                        Registrant


     January 13, 1997                   /s/ James W. Thompson
---------------------------             -------------------------------------
Date                                    James W. Thompson
                                        President and Chief Executive Officer



     January 13, 1997                   /s/ Leighton J. Stephenson
---------------------------             -------------------------------------
Date                                    Leighton J. Stephenson
                                        Vice President - Finance,
                                        Secretary and Treasurer