Form 10-Q
period 1997-02-28
VALLEN CORP
filed 1997-04-07
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended February 28, 1997

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

                             Yes   X       No ____
                                  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at April 7, 1997:

                7,278,707 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements
                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                 MAY 31, 1996
                 ASSETS                                         (DERIVED FROM
                                          FEBRUARY 28, 1997   AUDITED FINANCIAL
Current assets:                              (UNAUDITED)         STATEMENTS)
                                          ------------------  ------------------
   Cash and cash equivalents                       $  3,361            $    831
   Investment securities, at cost which
    approximates market                               1,850               2,001
   Accounts receivable, net                          35,271              32,316
   Notes receivable                                      82                 147
   Inventories                                       36,286              33,977
   Prepaid expenses and other current
    assets                                            3,089               4,621
                                                   --------            --------
      Total current assets                           79,939              73,893
                                                   --------            --------
Property, plant and equipment, at cost               43,493              41,580
   Less accumulated depreciation and
    amortization                                     23,255              21,191
                                                   --------            --------
      Net property, plant and equipment              20,238              20,389
Notes receivable, non-current                           557               1,599
Investment in foreign affiliates, net                 9,274               8,243
Intangibles, net of accumulated
 amortization                                         5,166               5,107
Other                                                 3,357               2,432
                                                   --------            --------
                                                   $118,531            $111,663
                                                   ========            ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $    975            $    464
   Accounts payable                                  15,096              14,298
   Other accrued liabilities                          2,591               2,290
   Income taxes payable                                 247                 287
                                                   --------            --------
      Total current liabilities                      18,909              17,339
                                                   --------            --------

Long-term debt, excluding current
 maturities                                           9,952              10,705
Deferred income taxes                                 1,265               1,302
Shareholders' equity:
   Preferred stock $1.00 par value;
    1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;
    20,000,000 shares authorized,
      9,741,604 shares issued and
       7,278,707 outstanding at
      February 28, 1997 and 9,726,875
       shares issued and 7,263,978
       outstanding at May 31, 1996                    4,872               4,864
   Additional paid-in capital                         6,075               5,825
   Translation adjustment                              (772)               (773)
   Retained earnings                                 80,844              75,015
                                                   --------            --------
                                                     91,019              84,931
   Less cost of common shares held in
    treasury (2,462,897 at
      February 28, 1997 and May 31,
       1996, respectively)                            2,614              (2,614)
                                                   --------            --------
   Total shareholders' equity                        88,405              82,317
                                                   --------            --------
                                                   $118,531            $111,663
                                                   ========            ========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)



                                              THIRD QUARTER ENDED            NINE MONTHS ENDED
                                          ----------------------------  ---------------------------
                                          FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,  FEBRUARY 29,
                                              1997           1996           1997          1996
                                          -------------  -------------  ------------  -------------

Net sales                                      $67,032        $61,516       $190,241      $174,345

Cost of sales                                   50,983         45,939        143,560       129,924
                                               -------        -------       --------      --------

Gross profit                                    16,049         15,577         46,681        44,421

Selling, general and
  administrative expenses                       13,153         12,754         38,282        36,092
                                               -------        -------       --------      --------

Operating income                                 2,896          2,823          8,399         8,329

Earnings (loss) from foreign
 affiliates, net                                   406            311          1,030           743


Interest and dividend income                        83            114            155           430

Interest expense                                   170            180            514           513

Other income (expense), net                        (58)           (88)            17          (363)
                                               -------        -------       --------      --------

Earnings before income taxes                     3,157          2,980          9,087         8,626

Income taxes                                     1,079            952          3,257         2,892
                                               -------        -------       --------      --------

Net earnings                                   $ 2,078        $ 2,028       $  5,830      $  5,734
                                               =======        =======       ========      ========

Net earnings per common share                    $0.29          $0.28          $0.80         $0.79
                                               =======        =======       ========      ========


Weighted average number of common
 shares outstanding                              7,270          7,260          7,266         7,235

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

NINE MONTHS ENDED FEBRUARY 28 & 29,
 RESPECTIVELY                                         1997      1996
----------------------------------------           --------  ---------
OPERATING ACTIVITIES:

  Net earnings                                      $ 5,830    $ 5,734
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     (Gain) loss on disposition of
      property, plant and equipment                       5        (42)
     Depreciation and amortization                    2,953      2,648
     Undistributed earnings from
      foreign affiliates, net                        (1,030)      (743)
     Undistributed loss from U.S affiliate, net         206        122
     Change in assets and liabilities,
      net of effects of acquisitions:
       Decrease in investment securities                151      5,255
       (Increase) in accounts receivable, net        (2,955)    (8,008)
       (Increase) in inventory                       (2,308)    (7,211)
       Decrease in notes receivable                      65        265
       Decrease (increase) in prepaid
        expenses and other current assets             1,531     (2,456)
       (Increase) in other assets                      (654)       (42)
       Increase in accounts payable
          and accrued liabilities                     1,020      9,730
                                                    -------    -------
       Net cash provided by operating activities      4,814      5,252

INVESTING ACTIVITIES:

  Net additions to property, plant and
   equipment                                         (2,428)      (592)
  Payments for acquisitions                             (59)    (8,844)
  Investments in affiliates                            (896)         -
  Decrease in notes receivable                        1,042          -
                                                    -------    -------
       Net cash used in investment activities        (2,341)    (9,436)

FINANCING ACTIVITIES:

  Increase (decrease) in long-term debt                (201)     5,531
  Employee stock transactions                           258        177
                                                    -------    -------
       Net cash provided by financing activities         57      5,708
                                                    -------    -------
  Net increase in cash and cash equivalents           2,530      1,524
  Effect of exchange rate changes on
   cash and cash equivalents                              -       (356)
  Cash and cash equivalents at
   beginning of period                                  831      3,006
                                                    -------    -------
  Cash and cash equivalents at end of period        $ 3,361    $ 4,174
                                                    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Interest payments                                 $   581    $   502
  Income tax payments                               $ 2,925    $ 2,846

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Thousands of Dollars)



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
     AND FINANCING ACTIVITIES - CONT'D.

For the period ended February 29, 1996, the Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., Century Sales and Service Limited, Shepco Manufacturing, Inc., and Griffin Fire Safety Company. In conjunction with the acquisitions, assets acquired, liabilities assumed, and cash paid are as follows:

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
                                           =======




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended February 28, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1997.

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

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. During the nine months ended February 28, 1997, shares purchased through the employee stock purchase plan increased the number of shares outstanding by 13,999 shares. The weighted average number of shares outstanding for the nine months ended February, 1997 and 1996 were computed based on the actual number of common shares outstanding.

Note 2.  Inventory costs are summarized as follows:

                        FEBRUARY 28,  MAY 31,
                            1997        1996
                        ------------  --------
                        (Thousands of Dollars)
   Raw materials             $ 1,632   $ 1,323
   Work in process               595       740
   Finished goods             34,059    31,914
                             -------   -------
   Total inventories         $36,286   $33,977
                             =======   =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)
RESULTS OF OPERATIONS

               THIRD QUARTER ENDED FEBRUARY 28, 1997 COMPARED TO
                     THIRD QUARTER ENDED FEBRUARY 29, 1996
                   __________________________________________

Net sales increased 9% to $67,032, and gross profit increased 3% to $16,049. Strong sales for the months of January and February in the Company's core distribution business resulted in record sales of $63,827 for the quarter ended February 28, 1997, up 10% when compared to the same period last year. The manufacturing operations sales decreased 11% to $4,758 compared to the quarter ended February 29, 1996. The decrease in this segment is attributed to a soft market for major product lines.

Selling, general, and administrative expenses as a percent of net sales were 20% for the quarter ended February 28, 1997, remaining flat compared to the same quarter last year. These expenses increased 3% when compared to the same quarter in the prior year. Earnings from foreign affiliates totaled $406, for the quarter ending February 28, 1997, a 31% increase over the same quarter last year. The increase was due to higher earnings from the 50% owned Canadian affiliate, Century Sales and Service, Limited of $209 compared to $81 for the quarter ended February 29, 1996. Earnings from the Mexican affiliate, Proveedora de Seguridad were down 15% from the same period last year, partially due to changes in the peso to dollar exchange rate in the current year quarter.

Net earnings increased 2% to $2,078 in the quarter ended February 28, 1997 or $.29 per common share, compared to $2,028 or $.28 per common share for the same period last year. The increase is due primarily to the record sales and higher levels of operating income in the Company's distribution businesses, offset in part by a decrease in sales by the manufacturing segment. Selling, general, and administrative expenses as a percentage of net sales remained flat.

                NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO
                      NINE MONTHS ENDED FEBRUARY 29, 1996
                 _____________________________________________

Sales increased 9% to $190,241 and gross profit increased 5% to $46,681. The reasons for the sales and gross profit increases between comparable periods were consistent with those discussed above for the comparable quarters. Selling, general, and administrative expenses were up 6% to $38,282. As a percent of net sales, selling, general, and administrative expenses were 20% for the period ended February 28, 1997 remaining flat as compared to the nine months ended February 29, 1996. Net earnings increased 2% year to date to $5,830, or $.80 per common share, compared to $5,734, or $.79 per common share, for the same nine month period in the previous year. The increase is due primarily to the distribution segment's higher sales during the current year and equity earnings from foreign operations in Mexico and Canada which were up 39% from the period ended February 29, 1996.

FINANCIAL CONDITION

                   FEBRUARY 28, 1997 COMPARED TO MAY 31, 1996
                      ____________________________________


Cash flows provided by operations for the nine months ended February 28, 1997 totaled $4,814 compared to $5,252 for the nine months ended February 29, 1996. The decrease in the current period compared to the same period of the prior year, is primarily due to the effect of the 1995 acquisitions on working capital items offset by higher earnings from foreign affiliates in the current period.

Cash and cash equivalents decreased by $813 primarily due to the decrease in cash provided by operations discussed above. Accounts receivable increased $2,955, and inventories increased $2,308, primarily as a result of increased sales levels. Net additions to property, plant and equipment were $2,428, primarily for operating equipment and computer hardware and software, and assets added through the acquisition of Pagel Safety, Inc. in the second quarter of fiscal 1997. The increase in investments of affiliates of $896 is primarily due to the Lion-Vallen Partnership and the Company's 50% equity investment in Nuclear Utility Products, Inc. The decrease in notes receivable relates to repayment of a loan to an affiliate. Employee stock transactions increased for the nine months ended February 28, 1997, with the issuance of 13,999 shares in January, 1997.

The Company's total working capital as of the end of the third quarter of fiscal 1997 is $61 million compared to $57 million at May 31, 1996. The current ratio of 4.2 to 1 at February 28, 1997 compares to 4.3 to 1 at May 31, 1996. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future. During the first quarter ended August 31, 1996, the Company extended periods of amortization of principal amounts under its primary bank borrowing facility by one year. The impact of this modification of the credit agreement was to reclassify approximately $938 as of August 31, 1996 to the non-current debt category.

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



                              VALLEN CORPORATION
                              --------------------------------------
                              Registrant


     April 7, 1997            /s/ James W. Thompson
------------------------      --------------------------------------
Date                          James W. Thompson
                              President



     April 7, 1997            /s/ Leighton J. Stephenson
------------------------      --------------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer