Form 10-K405
period 1997-05-31
VALLEN CORP
filed 1997-08-18
CIK 312907

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1997
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

                         COMMON STOCK, $.50 PAR VALUE
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ----       ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing:

           $138,750,352 BASED ON THE CLOSING PRICE OF AUGUST 8, 1997

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

COMMON STOCK, $.50 PAR VALUE                     7,278,707
     (Title of class)        (Number of shares outstanding as of August 8, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE
              DOCUMENT                                  PART OF FORM 10-K
              --------                                  -----------------
    Proxy Statement for the 1997 Annual
         Meeting of Shareholders                           Part III

===============================================================================

                                   P A R T  I

ITEM 1.  BUSINESS

     Vallen Corporation, together with its subsidiaries, (the "Company" or "Vallen") was incorporated under the laws of Texas in 1960 as the successor to a business founded in 1947. The Company operates through various domestic subsidiaries and international affiliates. Through a 50% owned Mexican company, Proveedora de Seguridad Industrial Del Golfo, S.A. ("Proveedora"), the Company engages in safety equipment distribution in Mexico. Additionally, the Company owns a 50% interest in an industrial supply distribution company headquartered in Edmonton, Alberta, Century Sales & Service, Limited ("Century"). The Company also operates through various partnerships and other affiliated operations.

     Vallen Safety Supply Company ("Vallen Safety") is a distributor of industrial safety and health products and services designed for the protection of the individual worker and the workplace environment. Its customer base is nationwide; major markets serviced include chemical production, railroad and automotive transportation, petroleum refining, utilities, pulp and paper products, primary metals extraction, general manufacturing, various governmental agencies, business services, transportation equipment, steel production, oil and gas extraction and construction. Encon Safety Products, Inc. ("Encon") manufactures industrial safety equipment and optical quality eyewear for sale through Vallen Safety and other unaffiliated distributors. All Supplies, Inc. ("All Supplies") is a Louisiana based distributor of industrial hardware and welding supplies to industrial and commercial customers. During the past fiscal year, the distribution and manufacturing segments contributed 74% and 26%, respectively, of the Company's operating income before corporate general and administrative expenses.

     The table included in Note 11 to the Company's Consolidated Financial Statements provides certain information regarding Vallen's distribution and manufacturing industry segments for the Company's most recent three fiscal years.

     The Company's corporate headquarters are in Houston, Texas. Corporate management has responsibility for overall organization, planning, business development and control of Company operations, as well as specific oversight in the areas of compensation and benefits, finance and accounting, data systems, risk management, taxes and employee training and development.

                                  DISTRIBUTION

     Vallen Safety distributes a broad range of personal protective and other safety and health related products and services, including sales and rental of approved respiratory equipment and gas detection instruments to meet specific safety and health needs of industrial customers. Respiratory equipment and atmospheric hazard detection instruments are used where work is performed in limited breathing environments, or where workers are exposed to hazards associated with possible escape of toxic or combustible gases or to carcinogens and other dangerous atmospheric particulates. The Company's fire service division provides inspection and systems maintenance services, as well as system installations. Through its Vallen Knowledge Systems product group, Vallen Safety provides a wide variety of safety training and instruction services, safety program staffing, and is marketing computer chip enhanced "Smart Cards" for information storage, security and documentation programs for its customers.

     Supplied-air respiratory equipment includes both portable self-contained units and air line respirators worn by industrial, fire fighting and other personnel in environments where ambient conditions require a dependable, alternative source of breathable air. Supplied-air respiratory equipment contributed 5.1%, 6.5% and 7.8% of consolidated net sales for the years ended May 31, 1997, 1996 and 1995, respectively. The organization distributes air purifying equipment including gas masks, chemical cartridge and particulate type respirators for protection against breathing dusts, mists, fumes and fogs associated with certain industrial process environments.

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

     Vallen Safety markets a series of portable electronic instruments used to detect and measure the presence and levels of toxic and combustible gases or oxygen deficient atmospheres. Portable devices used in enforcing industrial pollution control programs are also marketed.

     Other product lines include fire safety equipment, fire prevention systems and fire control agents, ergonometric enhancing products, material handling equipment, safety signs, lights and alarms.

     Vallen Safety's "in-plant store" units are physically located on the customers' premises. The stores distribute a variety of products directly to customer personnel, in addition to managing the safety inventory stocks for the customer. The number of in-plant stores now totals 53.

     Vallen Safety maintains service centers which inspect, repair and calibrate respiratory equipment, fire protection equipment and electronic atmospheric hazard detection instruments. Mobile respiratory service van units are staffed by factory certified technicians who perform scheduled in-plant inspection and repair work for customers.

     Across the U.S. and Canada, Vallen Safety has six regional hubs that use their large distribution centers to ship products directly to customers and to supply smaller branch locations and onsite and just in time locations. Sales and operations employees receive training from Vallen Safety and certain of its suppliers regarding appropriate applications and relevant regulatory and industry standards for various kinds of safety and health equipment. Vallen Safety also sponsors safety equipment and safety awareness training programs and seminars for customer personnel.

     Vallen Safety owns 50% of the outstanding common stock of Proveedora, a health and safety products distribution company headquartered in Tampico, Mexico. Proveedora, a Mexican company, represents many of the same industrial safety equipment suppliers that Vallen Safety does. It operates through 16 locations throughout Mexico, and is currently expanding service center operations providing similar services to those noted above under Vallen Safety.

     Vallen Safety operates three Canadian branches in the province of Ontario. Vallen Safety Supply Company, Ltd., a company organized under the laws of Canada, was formed to conduct those operations. The Canadian company generally represents the same supplier groups as Vallen Safety's U.S. operations. Sales at these locations for the year ended May 31, 1997 were approximately $3,881,000 (U.S. dollars).

     Additionally, the Company owns a 50% share of the outstanding common stock of Century Sales & Service Limited ("Century"), an Edmonton, Alberta based Canadian corporation. Century is a distributor of mill supply industrial hardware and safety equipment. The Company has the option to purchase the remaining 50% of Century's outstanding stock, based upon a purchase formula, at a future date. Century operates 12 distribution sites in Alberta and Saskatchewan provinces, in addition to a central distribution center at its Edmonton headquarters location. It employs over 200 people in its operations.

     Vallen Corporation purchased 100% of the capital stock and the business of All Supplies, effective August 18, 1995. All Supplies is a Baton Rouge, Louisiana based distributor of mill, safety and welding supplies, primarily to an industrial customer base in Louisiana. All Supplies is generally subject to the same competitive issues as Vallen Safety.

     The Company's distribution subsidiaries sell to a diverse customer base. No customer accounted for 10% or more of consolidated revenues for the year ended May 31, 1997. Sales to Proveedora, Century and to domestic companies for export purposes were less than 4% of distribution net sales during the year ended May 31, 1997. Vallen Safety is unable to assess its overall market position relative to other competing entities due to the overall fragmented nature of its principal business.

     All products sold by Vallen Safety are purchased through other manufacturers and suppliers. Of the more than 700 suppliers whose products are regularly distributed by Vallen Safety, the top 10 accounted for approximately 37% for the year ended May 31, 1997. All of the Company's arrangements with suppliers are terminable by either party on short notice. Sales of respiratory equipment purchased from Scott Aviation, a division of Figgie International, Inc., comprised approximately 7.1% in dollar amount of all products sold by Vallen Safety during the year ended May 31, 1997. Termination of Vallen Safety's distribution of Scott equipment could have a materially adverse effect on the Company's business. Vallen has been a distributor of safety equipment manufactured by Scott continuously since 1953 and considers its relations with this supplier to be satisfactory. No other supplier accounted for as much as 6% in dollar amount of distribution products sold during the year ended May 31, 1997.

     Competitive factors in distribution of safety and health products include quality and availability of product lines, technical product knowledge as to applications, usage and maintenance, service and repair capability in certain product lines, and product pricing. The Company maintains adequate inventories in order to meet rapid delivery requirements in many contractual situations. At May 31, 1997, distribution inventories constituted approximately 29% of consolidated assets. The Company engages in active competition with a large number of other safety and health product distributors as well as more diverse MRO distributions in each of its product lines and geographical markets. Most such distributors are small enterprises selling to customers in a limited geographic area. Most manufacturers of industrial safety and health products sell through distributors because of the relative direct marketing costs of a narrow product line to customers.

                                 MANUFACTURING

     Encon was formed in 1964 to produce specialized safety equipment for which the Company could find no suitable source of supply to meet customer needs. Encon currently manufactures various lines of safety equipment for use in industries where workers are exposed to potentially hazardous conditions. Many components of its manufactured products are fabricated by others, with Encon providing on-site tooling and assembly where justified by logistics, cost and other factors.

     Encon produces fixed and portable eye-wash and face-wash equipment and emergency drench and enclosed showers for use in plant areas where workers risk contact with dangerous chemicals or other similar hazards.

     Encon produces several series of non-prescription goggles and eyewear. The primary lines include (1) the Encon 160 Series, a heavy duty chemical splash goggle, ergonometrically designed, and incorporating a replaceable cylindrical lens for peripheral, unobstructed vision. The 160 Series accommodates respirators, hard hats and prescription lens present on the worker; (2) the Encon 500 Series goggle provides an alternative product line, more moderately priced, featuring regular and fogfree lens composition in various lens colors; and (3) the Encon 1900 Series Tuff-Spec (R) are high impact performance eye protection spectacles, featuring a high degree of lens hardness and chemical resistance properties, which meets industry specifications and standards for primary protective eyewear. Encon has recently introduced its Veratti (R) line of safety eyewear, a contemporary styled line which has quickly gained market acceptance.

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

     Encon Custom Plastics, a division of Encon, is a contract manufacturer of vacuum formed and injection molded thermoplastic parts. Its primary product line includes wall cases for emergency self-contained breathing apparatus and fire extinguishers, Therma Flow covers, AWARENESS(TM) shower signs and various other products manufactured by vacuum forming and molding.

     During the year ended May 31, 1997, 33% of manufacturing net sales were made to the Company's distribution operations. The remaining 67% were made primarily to unaffiliated regional distributors, industrial mail-order catalog firms, overseas sales representatives, and certain industrial users. Encon also sells vortex tube assemblies and certain other components to original equipment manufacturers for incorporation into finished products. Manufactured products are marketed primarily under the "Encon" name. No single customer accounted for 10% or more of consolidated revenues for the manufacturing operations for the year ended May 31, 1997.

     Approximately $2,551,000, or 13.1%, of manufacturing net sales for the year ended May 31, 1997, were to foreign purchasers in various geographical regions. The Company accepts payment only in United States dollars and makes sales outside the United States only to established customers or against letters of credit drawn on major money center banks.

     Encon competes with numerous other manufacturers, some of which have substantially greater resources. The Company does not believe that its manufactured products account for a significant share of any of its markets.
The Company does not consider that its manufacturing operations or its business as a whole are materially dependent upon any one product or any related group of products.

     Vallen Safety owns a 50% equity interest in Nuclear Utility Products, Inc. (NUPRO), a company formed to manufacture and supply protective clothing and engineered products used in the nuclear power production business. NUPRO also operates a commercial sewing business, providing special order uniforms, bags and other merchandise. Vallen, through its wholly-owned distribution subsidiary, Vallen Safety, has contracts to supply safety products to nuclear power production facilities of the Tennessee Valley Authority and other nuclear power production customers. Vallen's partner in NUPRO has significant experience in the manufacture and supply of such protective clothing and related products to the nuclear power industry. The size of NUPRO and the results of operations of this company are not significant to Vallen Corporation or its distribution subsidiary.

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

                                   INSURANCE

     Failure of a safety product marketed or manufactured by the Company could expose it to large damage claims. The Company is named as an additional insured under the products liability policies maintained by certain of its suppliers and maintains product liability and other insurance coverage in amounts believed by the Company to be in accordance with industry practices. Nevertheless, such insurance coverage may not be adequate to protect the Company against all liability or loss which might arise from a product failure.

                                   EMPLOYEES

     The Company employed 982 persons at May 31, 1997 and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     Vallen's corporate and distribution headquarters are located in a 50,000 square foot building in northwest Houston. The building and the five-acre tract on which it is situated, are owned by the Company. The Company owns a 65,000 square foot manufacturing facility in Houston, which also houses its instrument servicing operations. The Company owns and operates a 10,000 square foot manufacturing facility in Coudersport, Pennsylvania and leases a 15,000 square foot manufacturing facility in Houston, Texas. The Company owns branch-warehouses for its distribution operations with an aggregate of 198,000 square feet of space in Mobile, Alabama; Bolingbrook (Chicago), Illinois; Philadelphia, Pennsylvania and Beaumont, Brazosport, Corpus Christi, Dallas, Odessa and Pasadena, Texas; and leases an aggregate of 365,000 square feet of warehouse and office space in over 50 locations throughout the United States and Canada.

     Aggregate rentals of real property during the year ended May 31, 1997 were $1,791,000. Reference is made to Notes 4 and 9 of the Notes to Consolidated Financial Statements for information regarding mortgages on real estate and commitments under long-term operating leases. The Company considers all property owned or leased by it to be well-maintained, adequately insured and suitable for its purposes. Additional expansion of the Company's operations may require new warehouse locations in existing or new geographical areas.

ITEM 3.  LEGAL PROCEEDINGS

     No claims are currently pending against the Company other than claims in the ordinary course of business, which are not material or as to which the Company believes it either has adequate insurance coverage or has made adequate provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1997.

                                 P A R T   I I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol VALN. At August 8, 1997 there were approximately 1,400 holders of the Company's common stock including individual participants in certain security position listings. The Company has not paid any cash dividends on its common stock since its organization.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock as reported by the NASDAQ Stock Market.

          QUARTER                          HIGH      LOW
          -------                          ----      ---

     Year Ended May 31, 1997
          Fourth                         $19 1/4  $15 1/2
          Third                           20 1/8   16
          Second                          17 5/8   15 1/4
          First                           19 1/2   16 3/4
     Year Ended May 31, 1996
          Fourth                          22 1/4   17 1/8
          Third                           22 1/4   17 3/8
          Second                          23       18
          First                           19 1/4   16 1/2

ITEM 6.  SELECTED FINANCIAL DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

IN THOUSANDS (EXCEPT PER SHARE DATA)

OPERATING RESULTS FOR THE YEAR
ENDED MAY 31,                                            1997          1996           1995           1994           1993
                                                       --------      --------       --------       --------       --------
  Net sales                                            $257,786       $237,042       $203,284       $185,751       $175,605
  Net earnings                                         $  8,764       $  7,987       $  7,142       $  4,557       $  6,257
  Net earnings per common share                        $   1.21       $   1.10       $   1.00       $    .65       $    .89

FINANCIAL POSITION AT MAY 31,
  Total assets                                         $117,402       $111,663       $ 90,654       $ 81,417       $ 74,367
  Working capital                                      $ 63,009       $ 56,554       $ 51,721       $ 44,301       $ 44,508
  Current asset ratio                                     5.3:1          4.3:1          5.5:1          5.0:1          6.0:1
  Long-term debt, excluding current maturities         $ 10,425       $ 10,705       $  5,194       $  3,817       $  3,722
  Debt-to-equity ratio                                    0.1:1          0.1:1          0.1:1          0.1:1          0.1:1

SHAREHOLDERS' EQUITY AT MAY 31,
  Shareholders' equity                                 $ 91,339       $ 82,317       $ 72,682       $ 65,532       $ 60,323
  Weighted average number of common
     shares outstanding                                   7,269          7,242          7,108          7,046          7,004
  Book value per share                                 $  12.57       $  11.37       $  10.23       $   9.30       $   8.61

____________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of certain aspects of the Company's results of operations and financial conditions should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data included elsewhere herein.

                             RESULTS OF OPERATIONS

     The table below is presented to assist in analyzing changes in operating results for the fiscal years 1997, 1996 and 1995, indicating changes in various items in the statement of earnings as a percentage of net sales, and the increase (decrease) in such items in 1997, 1996 and 1995 compared to the prior year.

                                                                 YEARS ENDED MAY 31,
                              -------------------------------------------------------------------------------------
                               ITEMS IN CONSOLIDATED STATEMENT OF                     PERCENTAGE OF INCREASE
                                EARNINGS AS A PERCENTAGE OF NET                           (DECREASE) FROM
                                           SALES                                             PRIOR YEAR

                                    1997          1996         1995                1997         1996         1995
                              ------------  ------------  -----------         -----------  -----------  -----------
Net sales                           100.0%        100.0%       100.0%                8.8%        16.6%         9.4%

Cost of sales                        75.3          74.4         73.8                10.0         17.5          9.9

Selling, general and
 administrative expenses             20.1          20.6         20.7                 6.0         15.8          2.0

Other income (expense), net(1)         .6            .2           .1               220.6        140.5        265.3

Income taxes                          1.9           1.8          2.0                10.3          5.8         52.5

Net earnings                          3.4           3.4          3.5                 9.7         11.8         56.7

__________________________

(1) Includes the categories interest and dividend income, interest expense, earnings from foreign affiliates and other income and expense. Totals for the specific categories are noted in the Consolidated Statement of Earnings in the attached financial statements.

     The category "Earnings from Foreign Affiliates" contained herein increased to $1,453,000 in 1997 from $1,056,000 in fiscal 1996 due to increased earnings from Proveedora totaling $688,000 and earnings from Century totaling $765,000.

     The Company purchased a 50% interest in Proveedora, based in Tampico, Mexico, on December 17, 1992, and purchased a 50% interest in Century, based in Edmonton, Alberta (Canada), on June 6, 1995. The initial investments and capital contributions were $2,767,000 and $4,472,000, respectively. Total sales for the years ended May 31, 1997, in U.S. dollar equivalents, were $12,780,000 for Proveedora and $48,665,000 for Century, respectively, compared to $9,367,000 for Proveedora and $41,322,000 for Century in 1996.

NET SALES

     Consolidated net sales increased $20,744,000 or 8.8% during fiscal 1997 as compared to an increase of $33,758,000 or 16.6% in 1996. Sales increased 10.2% in the distribution segment and decreased 6.7% in the manufacturing segment during fiscal 1997. The increase in consolidated sales for fiscal 1997 and 1996 was primarily due to acquisitions, operation of new distribution branches and expansion of business lines in fiscal 1997 and 1996, as well as the growth in the national accounts programs. The decrease in the manufacturing sales level was primarily related to a volume decrease in the shower and eye protection lines due to flat markets for the industry as a whole during the period.

GROSS PROFIT

     Consolidated gross profits as a percentage of net sales were 24.7%, 25.6% and 26.2% for fiscal years 1997, 1996 and 1995, respectively. The manufacturing subsidiary's overall gross profit margins decreased slightly in fiscal 1997, although such margins did firm during the second half of the year. The distribution subsidiaries' sales, which are at a lower gross profit margin, accounted for a significantly greater percentage of the consolidated total sales. Gross profit margins for the distribution operations were slightly lower each of the past three years, due to increased competition in relatively flat markets in the personal protection product lines, and in part a result of the increasing percentage of total net sales attributable to high volume, lower margin national supply contract sales. These specific factors, in combination with a trend toward lower distribution margin, resulted in a lower consolidated gross profit margin in fiscal 1997 and 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, as a percentage of net sales, were down slightly at 20.1% in fiscal 1997, compared to 20.6% in 1996 and down compared to 20.7% in 1995. Selling, general and administrative expenses in dollar terms increased 6.0% to $51,708,000 in fiscal 1997 and 15.8% to $48,793,000 in fiscal 1996. In fiscal year 1997, increased locations, numbers of personnel and related expenses were the primary expense increase factors.
The primary reasons for the increase in fiscal year 1996 were the acquisitions of the business of Safety Centers, Inc. and All Supplies in addition to the opening of new distribution locations.

NET EARNINGS

     Consolidated net earnings as a percentage of net sales were 3.4%, 3.4% and 3.5% for fiscal years 1997, 1996 and 1995, respectively. Fiscal year 1997 net earnings of $8,764,000, or $1.21 per share, represented an 9.7% increase compared to fiscal 1996.

     The increase was primarily the result of increased overall sales, partly through acquisitions, and reduction of the rate of operating expense growth relative to the net sales level growth between years. Additionally, higher earnings recognized from foreign affiliates on the equity method contributed to the increase in net earnings levels for 1997 over 1996.

EARNINGS FROM FOREIGN AFFILIATES, INTEREST AND DIVIDEND INCOME, AND OTHER INCOME (EXPENSE)

     Earnings from foreign affiliates, net to the Company, were $1,453,000 at May 31, 1997 versus $1,056,000 for the year ended May 31, 1996. The earnings are from the Company's 50% position in Proveedora, in addition to affiliate earnings from Century acquired in June, 1995 through a 50% investment. Through the recognition of an exchange rate variance in 1996 related to the devaluation of the Mexican peso, the total investment in foreign affiliates was reduced by $356,000.

     Interest and dividend income decreased in 1997 by $290,000 to $252,000 when compared to interest and dividend income in 1996 due to fluctuating interest rates and lower cash levels available for investment. Interest expense increased in 1997 by $15,000 and in 1996 by $389,000 primarily due to the increased long-term debt due to the acquisition of the assets of Safety Centers, Inc. and the assumption of debt related thereto and the variable interest rates on the Encon industrial development bonds. In 1997, other income, net increased to $526,000 due primarily to earnings from the Lion Vallen Limited Partnership of $699,000 and gain on sale of a building of $416,000, offset by the loss on an equity accounting basis of $303,000 in 1997 from Vallen's investment in Nuclear Utility Products, as well as amortization of intangible assets including goodwill. In 1996, other expense, net increased $4,000 due primarily to increased amortization of intangibles from acquisition activity and offset by the loss on an equity accounting basis of $169,000 in 1996 from Vallen's investment in Nuclear Utility Products, Inc.

INCOME TAXES

     The effective tax rates for fiscal years 1997, 1996 and 1995 were 35.4%, 35.2% and 36.5%, respectively.

EFFECT OF IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective June 1, 1995, the Company adopted SFAS 121, which establishes the recognition and measurement standards related to the impairment of long-lived assets. The adoption of this Standard had no material effect to the Company's consolidated results of operations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" which established financial accounting and reporting standards for stock-based employee compensation plans; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25). The Company elected to continue to measure compensation cost in accordance with APB No. 25 and therefore has complied with the disclosure-only provisions of SFAS No. 123. See Notes to Consolidated Financial Statements for more information.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and replace the presentation of Primary EPS with Basic EPS and replace Fully Diluted EPS with Diluted EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Company will adopt SFAS 128 beginning in fiscal year 1998.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operations for fiscal years 1997, 1996 and 1995 was $2,998,000, $9,549,000, and $5,799,000 respectively. The major uses of cash provided in 1997 were for investment in property and equipment, $2,832,000, acquisition of businesses, $1,234,000, investment in affiliated companies, $648,000 and generally, an increase in inventories of $1,273,000, primarily to service new customers.

     The Company's financial position remains strong with working capital of $63.0 million, and a current ratio of 5.3 to 1. In addition to strong internal cash flow, the Company has significant unused committed borrowing capacity through major money center commercial banks. Management believes that its resources are more than adequate to fund working capital and normal expansion plans, including planned capital expenditure levels, at this time.

     Capital spending levels for fiscal 1998 are forecast in the range of $3 million, primarily to modernize and upgrade existing production and distribution capacity and to increase computer system capacity.

LONG-TERM OBLIGATIONS

     On March 28, 1990, the Company issued $2,750,000 in industrial development bonds (See Note 4 of Notes to Consolidated Financial Statements). The bonds are secured by a letter of credit agreement and further secured by a lien upon a manufacturing facility in Houston constructed with the proceeds.

     On December 1, 1994, the Company signed a long-term loan with a bank for $1,720,000. The loan is secured by a mortgage on the regional distribution center and surrounding property in Bolingbrook, Illinois. The outstanding balance at May 31, 1997 was $1,452,000.

     On July 24, 1995, Vallen Safety entered into an unsecured facility with a major bank. The facility provides for borrowing of up to $6 million. During the first quarter ended August 31, 1996, the credit agreement was amended to extend periods of amortization of principal amounts by one year. On July 24, 1997, the credit agreement was again amended to extend periods of amortization of principal amounts by one year. The impact of this amendment was to reclassify $852,000 as of May 31, 1997 to the non-current debt category. As of May 31, 1997, Vallen Safety has drawn down $5 million under the facility. See further details of the Agreement in Note 4 to the financial statements.

     Other long term debt relates to other mortgage debt obligations outstanding.

IMPACT OF INFLATION

     Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended May 31, 1997. The Company has generally been able to pass along price increases from its manufacturing suppliers.

CAPITAL EXPENDITURES

     During fiscal 1997 the Company invested $1,516,000 in capital assets for its distribution segment and $1,024,000 for its manufacturing segment. The distribution expenditures were primarily comprised of $306,000 for rental equipment, $81,000 for building improvements, $523,000 for new computer hardware and software, $606,000 for fixtures and operating equipment. The manufacturing expenditures were primarily for tools, dies and computer equipment used in the manufacturing process.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       Page
     Reference
     ---------
       12     -      Report of KPMG Peat Marwick LLP, Independent Auditors.

       13     -      Consolidated Balance Sheets -- May 31, 1997 and 1996.

       14     -      Consolidated Statements of Earnings -- Years ended May 31, 1997, 1996 and 1995.

       15     -      Consolidated Statements of Shareholders' Equity -- Years ended May 31, 1997, 1996 and 1995

       16     -      Consolidated Statements of Cash Flows -- Years ended May 31, 1997, 1996 and 1995.

       17            Notes to Consolidated Financial Statements.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vallen Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                          KPMG PEAT MARWICK LLP


Houston, Texas
July 14, 1997

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                              May 31,
                                                                                       --------------------
                                       ASSETS                                             1997        1996
                                                                                       --------    --------
Current assets:
   Cash and cash equivalents                                                           $    801    $    831
   Investment securities, at cost which approximates market                               2,050       2,001
   Accounts receivable, less allowance for doubtful accounts of $293 and $301 at
    May 31, 1997 and 1996, respectively                                                  35,168      32,316
   Notes receivable, affiliate                                                              650         147
   Inventories (Note 2)                                                                  36,301      33,977
   Prepaid expenses and other current assets                                              2,580       4,621
                                                                                       --------    --------
            Total current assets                                                         77,550      73,893
                                                                                       --------    --------
Property, plant and equipment, at cost (Note 3)                                          43,916      41,580
   Less accumulated  depreciation and amortization                                       23,704      21,191
                                                                                       --------    --------
            Net property, plant and equipment                                            20,212      20,389
Notes receivable, non-current, affiliate                                                    557       1,599
Investment in foreign affiliates, net (Note 8)                                            9,712       8,243
Intangibles, net of accumulated amortization of $2,072 and $1,897 at
   May 31, 1997 and 1996, respectively                                                    5,678       5,107
Other                                                                                     3,693       2,432
                                                                                       --------    --------
                                                                                       $117,402    $111,663
                                                                                       ========    ========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 4)                                       $    543    $    464
   Accounts payable                                                                      11,469      14,298
   Accrued liabilities                                                                    2,075       2,290
   Income taxes payable                                                                     454         287
                                                                                       --------    --------
            Total current liabilities                                                    14,541      17,339
                                                                                       --------    --------
Long-term debt, excluding current maturities (Note 4)                                    10,425      10,705
Deferred income taxes (Note 6)                                                            1,097       1,302
Shareholders' equity (Note 5):
   Preferred stock, $1.00 par value; 1,000,000 shares authorized and unissued at
    May 31, 1997 and 1996
   Common stock $.50 par value; 20,000,000 shares authorized; 9,740,874 issued and
    7,278,707 outstanding at May 31, 1997 and 9,726,875 issued and 7,263,978
    outstanding at May 31, 1996                                                           4,871       4,864



   Additional paid-in capital                                                             6,076       5,825
   Translation adjustment                                                                  (773)       (773)
   Retained earnings                                                                     83,779      75,015
                                                                                       --------    --------
                                                                                         93,953      84,931

   Less cost of common shares held in treasury (2,462,167 and 2,462,897
       shares at May 31, 1997 and 1996, respectively)                                     2,614       2,614
                                                                                       --------    --------
            Total shareholders' equity                                                   91,339      82,317
                                                                                       --------    --------
Commitments and contingencies (Notes 7 and 9)
                                                                                       $117,402    $111,663
                                                                                       ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Thousands of Dollars Except for Per Share Amounts)


                                                                    Year Ended May 31,
                                                            ----------------------------------
                                                               1997        1996        1995
                                                            ----------  ----------  ----------

Net sales                                                    $257,786    $237,042    $203,284
Cost of sales                                                 194,060     176,396     150,111
                                                             --------    --------    --------
Gross profit                                                   63,726      60,646      53,173
Selling, general and administrative expenses
   (Notes 7 and 9)                                             51,708      48,793      42,123
                                                             --------    --------    --------
Operating income                                               12,018      11,853      11,050
Earnings from foreign affiliates, net (Note 8)                  1,453       1,056         387
Interest and dividend income                                      252         542         537
Interest expense (Note 4)                                        (689)       (674)       (285)
Other income (expense), net                                       526        (443)       (439)
                                                             --------    --------    --------
Earnings before income taxes                                   13,560      12,334      11,250
Income taxes (Note 6)                                           4,796       4,347       4,108
                                                             --------    --------    --------
Net earnings                                                 $  8,764    $  7,987    $  7,142
                                                             ========    ========    ========
Net earnings per common share                                   $1.21       $1.10       $1.00
                                                             ========    ========    ========
Weighted average number of common shares outstanding            7,269       7,242       7,108
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Thousands of Dollars, Except for Share Amounts)

                                          SHARES OF               ADDITIONAL                                         TOTAL
                                        COMMON STOCK,     COMMON   PAID-IN    TRANSLATION   RETAINED  TREASURY    SHAREHOLDERS'
                                        $.50 PAR VALUE    STOCK    CAPITAL     ADJUSTMENT   EARNINGS    STOCK        EQUITY
                                        --------------    ------  ---------   -----------   --------  ---------   ------------
Balance at May 31, 1994                    9,703,472    $  4,852   $  3,562            -   $  59,886   $  (2,768)   $  65,532
Net earnings                                       -           -          -            -       7,142           -        7,142
Employee stock purchases (Note 5)             10,412           5        123            -           -           -          128
Exercise of stock options (Note 5)                 -           -        270            -           -          27          297
Currency translation adjustment                    -           -          -         (417)          -           -         (417)
                                           ---------    --------   --------    ---------   ---------   ---------    ---------
Balance at May 31, 1995                    9,713,884    $  4,857   $  3,955    $    (417)  $  67,028   $  (2,741)   $  72,682
Net earnings                                       -           -          -            -       7,987           -        7,987
Employee stock purchases (Note 5)             12,991           7        171            -           -           -          178
Stock transactions                                 -           -      1,699            -           -         127        1,826
Currency translation adjustment                    -           -          -         (356)          -           -         (356)
                                           ---------    --------   --------    ---------   ---------   ---------    ---------
Balance at May 31, 1996                    9,726,875    $  4,864   $  5,825    $    (773)  $  75,015   $  (2,614)   $  82,317
Net earnings                                       -           -          -            -       8,764           -        8,764
Employee stock purchases (Note 5)             13,999           7        223            -           -           -          230
Stock transactions                                 -           -         28            -           -           -           28
                                           ---------    --------   --------    ---------   ---------   ---------    ---------
BALANCES AT MAY 31, 1997                   9,740,874      $4,871   $  6,076    $    (773)  $  83,779   $  (2,614)   $  91,339


         See accompanying Notes to Consolidated Financial Statements.

!!!!

                      VALLEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                    Year Ended May 31,
                                                                               -----------------------------
OPERATING ACTIVITIES:                                                            1997      1996       1995
                                                                               --------  ---------  --------
   Net earnings                                                                $ 8,764   $  7,987   $ 7,142
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       (Gain) loss on disposition of property, plant & equipment                  (421)       (60)       69
       Depreciation and amortization                                             3,421      3,439     3,497
       Change in deferred income taxes                                            (230)       106        81
       Undistributed earnings of foreign affiliates, net                        (1,453)      (702)     (387)
       Undistributed earnings from U.S. partnership, net                          (699)       (65)        -
       Loss from affiliate, net                                                    303        169        54
     Decrease (increase) in trading securities                                     (49)     5,254       (24)
     (Increase)in accounts receivable                                           (2,166)    (1,538)   (2,144)
     (Increase) in inventories                                                  (1,273)    (3,086)   (1,960)
     Decrease (increase) in notes receivable, current                             (503)       265      (412)
     (Increase) decrease in prepaid expenses & other current assets              2,077     (1,992)     (503)
     (Increase) in other assets                                                 (1,048)    (1,003)     (125)
     Increase (decrease) in accounts payable & other current liabilities        (3,725)       775       511
                                                                               -------   --------   -------
     Net cash provided by operating activities                                   2,998      9,549     5,799
INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                             841          -         -
   Net additions to property, plant and equipment,
       net of effects of acquisitions                                           (2,832)    (1,628)   (2,467)
   Payments for acquisitions of businesses                                      (1,234)    (8,866)        -
   Decrease (increase) in notes receivable, non-current                          1,042          -    (1,599)
   Investment in affiliates                                                       (648)      (980)     (230)
                                                                               -------   --------   -------
   Net cash used in investing activities                                        (2,831)   (11,474)   (4,296)
FINANCING ACTIVITIES:
   Addition to long term debt                                                        -          -     1,720
   Reduction of long-term debt                                                    (427)       (72)     (225)
   Stock option transactions                                                         -          -       297
   Employee stock purchases                                                        230        178       128
                                                                               -------   --------   -------
   Net cash provided by financing activities                                      (197)       106     1,920
                                                                               -------   --------   -------
Net increase (decrease) in cash and cash equivalents                               (30)    (1,819)    3,423
Effect of exchange rate changes on cash and cash equivalents                         -       (356)     (417)
Cash and cash equivalents at beginning of year                                     831      3,006         -
                                                                               -------   --------   -------
Cash and cash equivalents at end of year                                       $   801   $    831   $ 3,006
                                                                               =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest payments                                                           $   760   $    555   $   284
   Income tax payments                                                         $ 4,600   $  3,846   $ 3,833
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company purchased assets or stock of Safety Centers, Inc., All Supplies, Inc., Century Sales and Service Limited, Shepco
Manufacturing, Inc. and Griffin Fire Safety Company in 1996. In fiscal year 1997, the Company purchased assets of Pagel Safety, Inc.
and the safety distribution division of Southeast Rubber & Safety, Inc. In conjunction with the acquisitions, assets acquired, liabilities assumed and cash paid are as follows:

                                                                                    1997               1996
                                                                                 ----------         ----------
   Fair value of assets acquired                                                   $ 2,132            $15,961
   Cost in excess of net assets of companies acquired                                  204              4,548
                                                                                   -------            -------
   Total assets recorded                                                           $ 2,336            $20,509
                                                                                   -------            -------
   Liabilities assumed                                                             $(1,102)           $(9,817)
   Stock issued for common stock and assets                                              -             (1,826)
                                                                                   -------            -------
   Cash paid for common stock and assets                                           $ 1,234            $ 8,866
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

     Investment Securities --- The Company held only trading securities for investment in 1997, 1996 and 1995. Cost and estimated fair value were identical, therefore no unrealized gains or losses occurred in any year presented. Trading securities consist of obligations of states and political subdivisions and corporate issuers, and totaled $2,050,000 and $2,001,000 at May 31, 1997 and 1996, respectively.

     Inventory Valuation --- Inventories are stated at the lower of cost (weighted average) for Vallen Safety and All Supplies, and lower of cost (first in, first out) for Encon, or market (replacement).

     Property, Plant and Equipment --- Property, plant and equipment are stated at cost, less allowances for depreciation. Depreciation expense is computed using the straight line method over the estimated useful lives of the related assets. Estimated useful lives range from 5-30 years for buildings and improvements, 3-7 years for furniture, fixtures and other equipment, and 3-5 years for data processing equipment and software.

     Acquisitions --- Acquisitions have been accounted for by the purchase method and, accordingly, the acquired company's assets are recorded at fair value as of the acquisition date. Results of operations are included from the date of acquisition.

     Intangibles --- Goodwill, which represents purchase price in excess of fair value of net assets of acquired businesses, is amortized on a straight line basis over periods up to 40 years, and the related accumulated amortization was $507,000 and $314,000 at May 31, 1997 and 1996, respectively. Other intangibles are amortized over their statutory or estimated useful lives. Accumulated amortization of these other intangibles was $1,565,000 and $1,583,000 at May 31, 1997 and 1996, respectively.

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

     Fair Value of Financial Instruments --- The carrying values of cash and cash equivalents, accounts receivable and payable, notes receivable and accrued liabilities are considered to approximate fair value due to the short term nature of these instruments. The carrying value of long term debt is estimated to approximate fair value based on the company's incremental borrowing rate for similar types of borrowing arrangements.

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

Foreign currency effects are summarized as follows:  ($000)

                                                    1997      1996       1995
                                                    ----      ----       ----
Effect of translation adjustments on net income $ 59 $ (56) $ 107 (Increase) decrease in earnings

Currency translation losses charged directly
to equity adjustment account                       $   -     $ 356      $ 417


     Impairment of Long Lived Assets -- In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. Effective June 1, 1995, the Company adopted SFAS 121. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other non-current assets related to specifically acquired assets may be impaired, an evaluation of the recoverability of currently recorded costs would be made. If an evaluation is required, the estimated future value of undiscounted cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow value is required. Adoption of this standard did not have a material effect on the financial position or consolidated results of operations of the Company.

     Accounting for Stock Based Compensation --- SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October, 1995. SFAS No. 123 defines a fair value based method of accounting for employee stock options. Effective June 1, 1996, the Company adopted SFAS 123; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). The Company will continue to account for stock option grants in accordance with APB 25, and accordingly, recognizes no compensation expense for stock options currently granted. The Company has provided proforma disclosure of net income and earnings per share in Note 5 Stock Plans.

     Earnings Per Common Share --- Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents have not been included from the date of their issuance due to their insignificant effect on the computation. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and replace the presentation of Primary EPS with Basic EPS and replace Fully Diluted EPS with Diluted EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Company will adopt SFAS 128 beginning in fiscal year 1998.

     Statements of Cash Flows --- For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(Continued)

NOTE 2.  INVENTORIES

     Effective April 1995, Vallen Safety changed its inventory valuation method from first-in, first-out (FIFO) to a weighted-average valuation method in order to provide a better matching of inventory cost with the related revenues. The cumulative effect on prior years and on the operating results for the year ended May 31, 1997 were immaterial. The All Supplies subsidiary also uses the weighted average costing in accounting for inventory. The manufacturing subsidiary continues to utilize the first-in, first-out (FIFO) method.

     Inventory costs are summarized as follows:
                                                      May 31,
                                              -------------------------
                                               1997              1996
                                              -------           -------
                                                (Thousands of Dollars)
     Raw materials                            $ 1,329           $ 1,323
     Work in process                              705               740
     Finished goods                            34,267            31,914
                                              -------           -------
     Total inventories                        $36,301           $33,977
                                              =======           =======

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment costs are summarized as follows:
                                                       May 31,
                                              -------------------------
                                               1997               1996
                                              -------           -------
                                                 (Thousands of Dollars)
     Land and improvements                    $ 2,875           $ 2,930
     Buildings and improvements                12,486            12,673
     Furniture, fixtures and other equipment   17,720            15,842
     Data processing equipment and software    10,835            10,135
                                              -------           -------
       Total property, plant and equipment    $43,916           $41,580
                                              =======           =======

     Maintenance and repairs are expensed as incurred. Gains and losses from sales, and retirements are recognized at the time of disposal. Depreciation provided for in selling, general and administrative expenses was $2,974,000 $3,149,000, $3,163,000 for the years ended May 31, 1997, 1996 and 1995 respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

NOTE 4.    LONG-TERM DEBT


           Long-term debt is summarized as follows:

                                                                                                  May 31,
                                                                                ----------------------------------------------
                                                                                         1997                    1996
                                                                                ----------------------  ----------------------
                                                                                            (Thousands of Dollars)
     Notes payable, bank (1)                                                          $ 5,000                 $ 5,000
     Variable rate, tax exempt, callable at par, industrial development bonds due March 1, 2020; interest rate resets weekly
       (4.15% at May 31, 1997); secured by a letter of credit,
       further secured by a manufacturing facility with a depreciated
       cost of $2,088 at May 31, 1997                                                   2,750                   2,750
     9.9% mortgage note payable to a bank, due in equal monthly installments, final installment due December 1, 2020; secured by land and building with a depreciated cost of $2,016 at
       May 31, 1997                                                                     1,452                   1,558
     9 1/8% first mortgage note payable to an insurance company, due in equal monthly installments, final installment due
       May 1, 2008; secured by land and building with a depreciated
       cost of $916 at May 31, 1997                                                       803                     849
     Other notes payable                                                                  963                   1,012
                                                                                      -------                 -------
         Total long-term debt                                                          10,968                  11,169
     Less current maturities                                                              543                     464
                                                                                      -------                 -------
     Long-term debt, less current maturities                                          $10,425                 $10,705
                                                                                      =======                 =======

     Debt maturities for the five years subsequent to May 31, 1997 are $543,000, $1,404,000, $1,749,000, $2,443,000, and $1,495,000, respectively, and $3,334,000 thereafter.

(1) - On July 24, 1995, in connection with the purchase of assets and assumption of certain liabilities of Safety Centers, Inc. (SCI), Vallen Safety borrowed $5 million under a $6 million four year credit facility with a major commercial bank. During the first quarter ended August 31, 1996, the credit agreement was amended to extend periods of amortization of principal amounts by one year. On July 24, 1997, the credit agreement was again amended to extend periods of amortization of principle amounts by one year. The impact of this amendment was to reclassify $852,000 as of May 31, 1997 to the non-current debt category. The unsecured revolving credit facility provides, at Vallen Safety's option, interest at the prime rate or LIBOR + .75%. Fees related to the facility are not material. The interest rate at May 31, 1997 was 6.625%. Vallen Safety is required, under this agreement, to maintain financial ratios and maintain a minimum tangible net worth of not less than $9,000,000 at any time during the period of the Credit Agreement.

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

     Under the stock option plan, options have been granted and are outstanding as to 308,000 shares as of May 31, 1997. These options are exercisable in increments of 33 1/3%, beginning in years after fiscal 1993, should the Company achieve three specified consolidated earnings per share targets. The Company achieved earnings per share of $1.21 for the year ended May 31, 1997. This earnings level resulted in vesting of 1/3 of the options outstanding; or 102,666 options at that date.

     In connection with the acquisition of 100% of the capital stock of All Supplies in August, 1995, the Compensation Committee and the Board of Directors of the Company approved the issuance of 100,000 options to the former owner of All Supplies under terms of an employment agreement. These options are exercisable in increments of 33 1/3%, beginning in fiscal year 1996, should the Company achieve these specified consolidated earnings per share targets, and should All Supplies achieve certain sales and gross profit levels for the same fiscal year. These levels were not achieved as of fiscal year ended May 31, 1997.

     Information relating to stock options is summarized as follows:

                                                                                                          OPTIONS PRICE
                                                                                   SHARES                RANGE PER SHARE
                                                                                   ------                ---------------
     Balance outstanding, at May 31, 1994                                          180,600                $ 8.00 - $15.75
     Granted                                                                       131,000                $12.75 - $13.00
     Exercised and expired                                                         (33,600)                    $8.00
                                                                                   -------                ---------------
     Balance outstanding, at May 31, 1995                                          278,000                $12.75 - $15.75
     Expired                                                                       (21,000)                    $15.75
     Granted in All Supplies acquisition (see above)                               100,000                     $14.75
                                                                                   -------                ---------------
     Balance outstanding, at May 31, 1996                                          357,000                $12.75 - $15.75
     Granted                                                                        51,000                $18.20 - $18.75
     Balance outstanding, at May 31, 1997                                          408,000                $12.75 - $18.75

     Options exercisable at May 31, 1997                                           102,666                $12.75 - $18.75

     During fiscal year 1997, the Company and its shareholders established an Executive Incentive Compensation Plan for executive officers and key employees of the Company and its subsidiaries. The incentive plan is administered by the Compensation Committee of the Board of Directors. The Company has reserved 100,000 shares of the Company's common stock for issuance in connection with the stock portion of the incentive awards. Under the Plan, the award pool criteria is to be established at the beginning of each fiscal year by the Compensation Committee based upon net earnings levels and return on shareholder equity criteria. The specific employee participants to be included in the incentive program are to be designated at the same time by this Committee. At the discretion of the Committee, up to 50% of each designated participant's award will be paid in the form of Company stock, with the remaining portion to be paid in cash at the end of the fiscal year.

     The Company's shareholders approved a non-employee director stock option plan (the "Director Plan") effective October 12, 1993. The Company has reserved for issuance 30,000 shares of its common stock to be used in the plan. The Director Plan authorizes the Company to grant non-employee directors options to purchase shares of common stock at prices equal to the average last sale price of the Company's stock for the five most recent trading days on which trades occurred including the date of grant. Each of the non-employee directors was granted 5,000 options based upon a formula set forth in the Director Plan. The options are exercisable ratably on the first, second and third anniversary dates of the grant date. None of the options granted were exercised on any of the three anniversary dates.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)


     The Company adopted an employee stock purchase plan effective January 1, 1991. The Company has reserved for issuance 675,000 shares of its common stock to be used in the plan. The plan allows eligible employees to purchase shares at 85% of the lower of market value on January 1 or December 31. The difference between the employees' actual purchase price and the price on December 31 is compensation expense to the Company. Employee stock purchase plan expense was $35,000, $24,000 and $24,000 for the years ended May 31, 1997, 1996 and 1995 respectively.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation" which established financial accounting and reporting standards for stock-based employee compensation plans. Under this method compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Opinion No. 25. The Company elected to continue to measure compensation cost in accordance with APB No. 25 and therefore must comply with the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock option plans. If the Company had recognized compensation cost on its stock option plan based on the fair value at the grant date for awards made after 1995, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Year ended May 31,                           1997               1996
-----------------                            ----               ----
Net income - as reported                    $8,764             $7,987
Net income - pro forma                      $8,602             $7,957
Earnings per share - as reported            $ 1.21             $ 1.10
Earnings per share - pro forma              $ 1.19             $ 1.09


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                             1997               1996
                                             ----               ----
Expected dividend yield                      None               None
Expected stock price volatility              30%                32%
Risk-free interest rate                      5.86%              5.79%
Weighted average expected life of options    5 years            4 years

     The weighted average fair value of stock options granted for 1997 and 1996 is $5.19 per share and $4.35 per share, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(Continued)

NOTE 6.   INCOME TAXES

          Income tax expense (benefit) consists of:

                                                       Year Ended May 31,
                                                   ----------------------------
                                                    1997       1996     1995
                                                   --------  -------   --------
                                                      (Thousands of Dollars)
     Current:
       Federal                                      $4,464    $3,913    $3,600
       State                                           562       490       408
                                                    ------    ------    ------
                                                     5,026     4,403     4,008
     Deferred:
       Federal                                        (230)      (56)      100
                                                    ------    ------    ------

                                                    $4,796    $4,347    $4,108
                                                    ======    ======    ======

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the federal statutory income tax rate of 34% in 1997, 1996 and 1995, to earnings before income taxes were as follows:

                                                         Year Ended May 31,
                                                    --------------------------
                                                     1997       1996     1995
                                                    -------   --------  ------
                                                       (Thousands of Dollars)
     Tax expense at statutory rates                  $4,646    $4,217   $3,825
     State tax expense, net of federal benefit          371       323      269
     Non-includable foreign earnings                   (471)     (298)     (44)
     Other, net                                         250       105       58
                                                     ------    ------   ------
                                                     $4,796    $4,347   $4,108
                                                     ======    ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1997 and 1996 are presented below.


     Deferred tax assets:

                                                                  1997    1996
                                                                 ------  ------
                                                             (Thousands of Dollars)
       Inventories, principally due to additional costs
         inventoried for tax purposes                             $ 776  $ 657
       Accounts receivable allowance account                          -    101
       Other                                                         52     45
                                                                  -----  -----
       Total deferred tax assets                                  $ 828  $ 803
                                                                  =====  =====

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ---  (Continued)

     Deferred tax liabilities:

                                                                  1997      1996
                                                                 ------    ------
                                                              (Thousands of Dollars)
       Plant and equipment, principally due to differences
         in depreciation                                          $  745   $  866
       Software development expensed for tax                         225      262
       Accelerated property tax deduction                            127      174
                                                                  ------   ------
       Total deferred tax liability                               $1,097   $1,302
                                                                  ------   ------
       Net deferred tax liability                                 $  269   $  499
                                                                  ======   ======

     There is no valuation allowance for the fiscal years ended May 31, 1997 or May 31, 1996. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     Deferred tax assets are included in the prepaid expenses and other current assets category on the Consolidated Balance Sheets.

NOTE 7.  PROFIT SHARING, DEFERRED COMPENSATION AND BONUS INCENTIVE PLANS

     The Company has established a profit sharing trust which covers substantially all employees. The Company makes quarterly cash contributions of 10% of the net earnings of consolidated operations, as defined by the trust agreement. Total profit sharing expense for the years ended May 31, 1997, 1996 and 1995 was $729,000, $632,000 and $622,000, respectively.

     During December 1990, the Company amended the profit sharing plan to include a 401(k) deferred compensation plan covering a majority of the Company's employees. Under the terms of the 401(k) plan, the Company makes matching contributions equal to 25% of the participants' contributions subject to certain participant vesting requirements. Total Company 401(k) contribution expense for the years ended May 31, 1997, 1996 and 1995 was $320,000, $338,000 and $236,000,
respectively.

     The Company also has bonus incentive plans for its officers, managers and other key employees. Cash bonuses are awarded based on incentive award schedules which measure achievement of individual and corporate objectives, among other factors. Bonus incentive plan expense was $601,000, $729,000 and $713,000, for the years ended May 31, 1997, 1996 and 1995, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)


NOTE 8.  INVESTMENT IN FOREIGN AFFILIATES

     A summary of investment in foreign affiliates as of May 31, 1997 is as follows:

                                                                         CENTURY SALES &
                                              PROVEEDORA DE                   SERVICE
                                           SEGURIDAD INDUSTRIAL              LIMITED(1)           TOTAL
                                          ---------------------          ---------------          -----
Domicile                                           Mexico                       Canada
Ownership % by the Company                          50%                          50%

Date of original investment                  December 17, 1992               June 6, 1995

Amount of original investment ($000)              $2,767                       $4,472             $7,239
Translation adjustment (unrealized)
adjusted in equity section of
balance sheet                                       (773)                         -0-               (773)
Equity earnings since acquisition,
net of goodwill amortization and
foreign currency translation
amounts recognized in income                       1,922                        1,324              3,246
                                                  ------                       ------             ------
Investment at May 31, 1997                        $3,916                       $5,796             $9,712
                                                  ------                       ------             ------

(1) Under the terms of the Stock Purchase Agreement, the Company has the option to elect to purchase the remaining 50% of the outstanding capital stock of Century Sales at either five or six years from the date of the original stock purchase transaction, based upon formulas contained in the Agreement.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company conducts certain operations from leased premises under noncancellable operating leases. Under the terms of some of the leases, the Company pays taxes, maintenance, insurance and certain other operating expenses. Various computer, transportation and other equipment is also leased under short-term operating leases. Management generally intends to renew leases that expire during the normal course of business. Rental expense for the years ended May 31, 1997, 1996 and 1995 amounted to $2,367,000, $1,689,000 and $1,639,000, respectively. Lease commitments for noncancellable operating leases for the five years subsequent to May 31, 1997 are $2,483,000, $1,592,000, $1,108,000,
$668,000 and $455,000, respectively.

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

NOTE 10.  CONCENTRATION OF CREDIT RISK

     The Company has a broad customer base, representing many diverse industries, doing business in most regions of the United States and in Mexico and Canada. The Company evaluates credit risks on an individual customer basis before extending credit, and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts. In each of the years ended May 31, 1997, 1996 and 1995, no single customer accounted for more than 10% of consolidated sales. Letters of credit are required on most foreign sales, except to customers in Mexico and Canada. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 11.  BUSINESS SEGMENTS

     The Company operates in two business segments, distribution of a variety of safety, health and maintenance products and services and the manufacturing of industrial safety equipment. The following table summarizes, for the periods indicated, the amounts of consolidated net sales, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the Company's distribution and manufacturing operations. Substantially all intersegment sales are based on published price lists, the same as to unaffiliated customers. The Company does not derive 10% or more of its net sales from any single customer, nor does the Company derive 10% or more of its net sales from foreign sources. Sales of supplied-air respiratory equipment contributed 5.1%, 6.5% and 7.8% of consolidated net sales for the year ended May 31, 1997, 1996 and 1995, respectively. The effect of the Company's operations in Mexico and Canada is immaterial on the amounts in the table below.

                                                                                       Year Ended May 31,
                                                                ----------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                --------------------  --------------------  --------------------
                                                                                     (Thousands of Dollars)
Net sales:
     Distribution                                                       $246,982              $224,084              $190,610
     Manufacturing                                                        19,457                20,856                19,691
                                                                        --------              --------              --------
                                                                         266,439               244,940               210,301
     Intersegment sales                                                   (8,653)               (7,898)               (7,017)
                                                                        --------              --------              --------
                                                                        $257,786              $237,042              $203,284
Operating income:                                                       ========              ========              ========
     Distribution                                                       $ 11,305              $ 10,338              $  9,281
     Manufacturing                                                         4,026                 4,966                 4,367
                                                                        --------              --------              --------
                                                                          15,331                15,304                13,648
     Corporate general and administrative expenses                        (3,313)               (3,451)               (2,598)
                                                                        --------              --------              --------
       Total                                                            $ 12,018              $ 11,853              $ 11,050
Identifiable assets:                                                    ========              ========              ========
     Distribution                                                       $107,413              $102,349              $ 81,905
     Manufacturing                                                         9,989                 9,314                 8,749
                                                                        --------              --------              --------
       Total                                                            $117,402              $111,663              $ 90,654
Capital expenditures:                                                   ========              ========              ========
     Distribution                                                       $  1,516              $  1,458              $  2,590
     Manufacturing                                                         1,024                   226                   262
                                                                        --------              --------              --------
       Total                                                            $  2,540              $  1,684              $  2,852
Depreciation and amortization:                                          ========              ========              ========
     Distribution                                                       $  3,066              $  3,040              $  2,992
     Manufacturing                                                           355                   399                   505
                                                                        --------              --------              --------
       Total                                                            $  3,421              $  3,439              $  3,497
                                                                        ========              ========              ========

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---  (continued)

NOTE 11.  BUSINESS SEGMENTS (CONTINUED)

Summarized financial information for significant unconsolidated subsidiaries:
The Company uses the equity method of accounting for investments in unconsolidated subsidiaries over which it exercises ownership of 20% - 50%. The summarized balance sheet and income statement information presented below includes amounts related to the following significant equity investees:
Proveedora de Seguridad Industrial Del Golfo, S.A. (Mexico) (50%), Century Sales & Service Limited (Canada) (50%), and Nuclear Utility Products, Inc. (NUPRO) (Delaware) (50%). The summarized financial information below includes 100% of the individual company's assets, liabilities, revenues, and expenses as of and for the years ended May 31, 1997 and 1996.

                                                                1997                         1996
                                                               -------                     -------
                                                                      (Thousands of Dollars)
            Current assets                                     $27,108                     $20,242
            Non-current assets                                   4,666                       3,620
                                                               -------                     -------
            Total assets                                       $31,774                     $23,862
                                                               =======                     =======

            Current liabilities                                $13,587                     $ 8,892
            Non-current liabilities                              4,048                       2,223
                                                               -------                     -------
            Total liabilities                                  $17,635                     $11,115
                                                               =======                     =======

            Net sales                                          $63,775                     $53,207
            Gross profit                                        16,584                      13,682
            Income from continuing operation                     4,400                       3,055
            Net income                                         $ 2,913                     $ 1,988

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly operating results for 1997 and 1996 are summarized as follows:

                                                                               QUARTER ENDED
                                               ------------------------------------------------------------------------------
                                                  AUGUST 31         NOVEMBER 30        FEBRUARY 28 AND 29         MAY 31
                                               ----------------  ------------------  ----------------------  ----------------
                                                            (Thousands of Dollars, Except for Per Share Amounts)
     1997
     Net Sales                                     $59,412             $63,797              $67,032                $67,544
                                                   =======             =======              =======                =======
     Gross profit                                   14,875              15,757               16,049                 17,045
                                                   =======             =======              =======                =======
     Net earnings                                    1,604               2,148                2,078                  2,934
                                                   =======             =======              =======                =======
     Net earnings per common share                 $   .22             $   .30              $   .29                $   .40
                                                   =======             =======              =======                =======
     1996
     Net sales                                     $52,002             $60,830              $61,516                $62,694
                                                   =======             =======              =======                =======
     Gross profit                                  $13,465             $15,370              $15,577                $16,234
                                                   =======             =======              =======                =======
     Net earnings                                  $ 1,557             $ 2,149              $ 2,028                $ 2,253
                                                   =======             =======              =======                =======
     Net earnings per common share                 $   .22             $   .30              $   .28                $   .31
                                                   =======             =======              =======                =======

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as of August 1, 1997 regarding each of Vallen's executive officers:

                                                                                          EXECUTIVE
                                                                                           OFFICER
          NAME                  AGE  POSITION WITH THE COMPANY                              SINCE
         -----                  ---  -------------------------                            ---------
     Leonard J. Bruce            77  Chairman of the Board and Director                      1960
     James W. Thompson           46  President, C.E.O. and Director                          1994
     Robin R. Hutton             51  Executive Vice President, Sales                         1981
     Leighton J. Stephenson      49  Vice President - Finance, Secretary and Treasurer       1993
     Kent M. Edwards             49  Vice President - Human Resources, Assistant Secretary   1990
     David G. Key                41  Vice President and General Manager,
                                     Encon Safety Products, Inc.                             1996

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

     Mr. Stephenson has been employed with the Company since December 1993. Before joining Vallen, he was with United Artists Entertainment and worked six years with the audit firm of Coopers & Lybrand.

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

         3ii. Bylaws of the Company as amended. Incorporated by reference is
              Exhibit 3ii to the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on August 25, 1995 (the "1995 Form 10K".

         10a. Vallen Corporation Stock Incentive Plan, specimen Non-qualified
              Stock Option Agreement and specimen Stock Appreciation Rights Agreement. Incorporated by reference is Exhibit 5.1 to the Company's Registration Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979. *

         10b. Vallen Corporation 1985 Stock Option Plan for Key Employees.
              Incorporated by reference is Exhibit 10b to the Company's Form 10-K as filed with the Securities and Exchange Commission on August 27, 1985. *

         10c. Amendment to Vallen Corporation 1985 Stock Option Plan for Key
              Employees, as amended. Incorporated by reference is Exhibit 10c to the 1995 Form 10-K.

         10d. Vallen Corporation 1990 Employee Stock Purchase Plan. Incorporated by reference is Exhibit 10d to the 1990 Form 10-K. *

         10e. Agreement dated June 6, 1994 between the Company and James W.
              Thompson. Incorporated by reference is Exhibit 10f to the Company's 1994 Form 10-K as filed with the Securities and Exchange Commission on August 17, 1994. *

         10f. Vallen Corporation Executive Incentive Compensation Plan.
              Incorporated by reference is Exhibit 10f to the Company's 1996 Form 10-K as filed with the Securities and Exchange Commission on August 9, 1996 (the "1996 Form 10-K"). *

         21. Subsidiaries of the Company. Incorporated by reference is Exhibit 21 to the Company's 1996 Form 10-K.

         23.  Consent of KPMG Peat Marwick LLP - attached.

         27.  Financial Data Schedule - attached.

              * Management compensation agreement

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


                                    VALLEN CORPORATION



                                    By  /s/  JAMES W. THOMPSON
                                       ------------------------------
                                              JAMES W. THOMPSON
                                                 President


Date:  August 15, 1997

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     NAME                                       CAPACITY                              DATE
----------------------------------------------  -----------------------------------------  ---------------------------


 /s/  JAMES W. THOMPSON                             President, Principal Executive
----------------------------------------------            Officer and Director                   August 15, 1997
James W. Thompson


 /s/  LEIGHTON J. STEPHENSON                            Vice President--Finance
----------------------------------------------           Principal Financial and
Leighton J. Stephenson                                     Accounting Officer                    August 15, 1997


/s/  KIRBY ATTWELL                                             Director                          August 15, 1997
----------------------------------------------
Kirby Attwell


/s /  LEONARD J. BRUCE                                   Chairman of the Board                   August 15, 1997
----------------------------------------------                and Director
Leonard J. Bruce


/s/  DARVIN M. WINICK                                           Director                         August 15, 1997
----------------------------------------------
Darvin M. Winick

                               INDEX TO EXHIBITS

Exhibit numbers are in accordance with exhibit table in Item 601 of Regulation S-K.


    23.   --   Consent of KPMG Peat Marwick LLP.

    27.   --   Financial Data Schedule.