Form 10-Q
period 1997-08-31
VALLEN CORP
filed 1997-10-10
CIK 312907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1997

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ___________________to ____________________

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

                             Yes  [X]       No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 10, 1997:

               7,282,457 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                         AUGUST 31,
                  ASSETS                                   1997       May 31,
Current assets:                                        (Unaudited)     1997
                                                       -----------  -----------
  Cash and cash equivalents                              $      --    $     801
  Investment securities, at cost which
    approximates market                                      1,650        2,050
  Accounts receivable, net                                  35,054       35,168
  Notes receivable, affiliate                                1,150          650
  Inventories                                               40,210       36,301
  Prepaid expenses and other current assets                  2,390        2,580
                                                         ---------    ---------
      Total current assets                                  80,454       77,550
                                                         ---------    ---------
Property, plant and equipment, at cost                      45,290       43,916
  Less accumulated depreciation and amortization            24,269       23,704
                                                         ---------    ---------
      Net property, plant and equipment                     21,021       20,212
Notes receivable, non-current, affiliate                       557          557
Investment in foreign affiliates, net                       10,370        9,712
Intangibles, net of accumulated amortization                 5,579        5,678
Other                                                        3,861        3,693
                                                         ---------    ---------
                                                         $ 121,842    $ 117,402
                                                         =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                   $     451    $     543
  Accounts payable                                          13,666       11,469
  Accrued liabilities                                        2,117        2,075
  Income taxes payable                                         860          454
                                                         ---------    ---------
      Total current liabilities                             17,094       14,541
                                                         ---------    ---------

Long-term debt, excluding current maturities                10,448       10,425
Deferred income taxes                                        1,071        1,097
Shareholders' equity:
  Preferred stock $1.00 par value; 1,000,000 shares
    authorized and unissued
  Common stock $.50 par value;  20,000,000 shares
    authorized; 9,743,874 and 7,282,457 shares
    issued and outstanding at August 31, 1997 and
    9,740,874 and 7,278,707 issued and outstanding
    at May 31, 1997, respectively                            4,873        4,871
  Additional paid-in capital                                 6,144        6,076
  Translation adjustment                                      (773)        (773)
  Retained earnings                                         85,598       83,779
                                                         ---------    ---------
                                                            95,842       93,953
  Less cost of common shares held in treasury
    (2,461,417 and 2,462,167 shares at
    August 31, 1997 and May 31, 1997, respectively)          2,613        2,614
                                                         ---------    ---------
      Total shareholders' equity                            93,229       91,339
                                                         ---------    ---------
                                                         $ 121,842    $ 117,402
                                                         =========    =========


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)


                                                           FIRST QUARTER ENDED
                                                                AUGUST 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Net sales                                                $   64,278  $   59,412

Cost of sales                                                48,503      44,537
                                                         ----------  ----------
Gross profit                                                 15,775      14,875

Selling, general and administrative expenses                 13,785      12,444
                                                         ----------  ----------
Operating income                                              1,990       2,431

Earnings from foreign affiliates, net                           659         286

Interest and dividend income                                     70          31

Interest expense                                               (174)       (175)

Other income (expense), net                                      67         (44)
                                                         ----------  ----------
Earnings before income taxes                                  2,612       2,529

Income taxes                                                    793         925
                                                         ----------  ----------
Net earnings                                             $    1,819  $    1,604
                                                         ==========  ==========
Net earnings per common share                            $     0.25  $     0.22
                                                         ==========  ==========
Weighted average number of common shares outstanding          7,279       7,264


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


THREE MONTHS ENDED AUGUST 31,                              1997         1996
-------------------------------                         ----------   ----------
OPERATING ACTIVITIES:
  Net earnings                                          $    1,819   $    1,604
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    (Gain) loss on disposition of property,
      plant and equipment                                      (22)           4
    Depreciation and amortization                              805          793
    Change in deferred income taxes                            (26)         (22)
    Undistributed earnings from foreign
      affiliates, net                                         (659)        (291)
    Undistributed loss from U.S. affiliate, net                 56           26
    Undistributed earnings from U.S. partnership, net         (201)         (52)
    Decrease in trading securities                             400          100
    (Increase) decrease in accounts receivable, net            114         (156)
    (Increase) in inventory                                 (3,909)      (1,491)
    (Increase) in notes receivable, current                   (500)           -
    (Increase) decrease in prepaid expenses
      and other current assets                                 190         (108)
    (Increase) in other assets                                  (4)        (115)
    Increase (decrease) in accounts payable
      and other current liabilities                          2,646          (80)
                                                        ----------   ----------
  Net cash provided by operating activities                    709          212

INVESTING ACTIVITIES:
  Net additions to property, plant and equipment            (1,498)        (517)
  Payments for purchase of, and investment in
    companies, net of cash acquired                              -          (29)
  Investments in affiliates                                    (14)           -
                                                        ----------   ----------
  Cash used for investing activities                        (1,512)        (546)

FINANCING ACTIVITIES:
  Addition of long-term debt                                     -          244
  Reduction of long-term debt                                  (70)        (250)
  Stock transactions                                            72            -
                                                        ----------   ----------
  Net cash provided by or (used in)
    financing activities                                         2           (6)
                                                        ----------   ----------
  Net (decrease) increase in cash and cash equivalents        (801)        (340)
  Cash and cash equivalents at beginning of period             801          831
                                                        ----------   ----------
  Cash and cash equivalents at end of period            $        -   $      491
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest payments                                     $      172   $      249
  Income tax payments                                   $      546   $      298


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (Thousands of Dollars)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1998.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended May 31, 1997. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with current year presentation.

Investments in the common stock of foreign affiliated companies are accounted for by the equity method. The excess cost of the stock of these affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the three months ended August 31, 1997 and 1996 were computed based on the actual number of common shares outstanding.

Note 2:  Inventory costs are summarized as follows:

                                            AUGUST 31, 1997     MAY 31, 1997
                                            ---------------     ------------
     Raw Materials                             $  1,640           $  1,329

     Work-in-process                                683                705

     Finished goods                              37,887             34,267
                                               --------           --------
     Total inventories                         $ 40,210           $ 36,301
                                               ========           ========

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            (Thousands of Dollars)


                FIRST QUARTER ENDED AUGUST 31, 1997 COMPARED TO
                      FIRST QUARTER ENDED AUGUST 31, 1996

                   __________________________________________

RESULTS OF OPERATIONS

Net sales increased 8.2% to $64,278 and gross profit increased by 6.1% to $15,775. Gross profit margins for the distribution business increased 10.2% over last year with help from its service based business including training, fire services and technical support. Gross profit margins were down 16.8% in the manufacturing segment when compared to the same period last year primarily due to a decrease in units shipped from the engineered shower and eyewash products group. Sales were impacted by an estimated $2.7 million in August, 1997 due to the UPS strike in that month.

Selling, general and administrative expenses increased 10.8%, primarily due to operation of distribution locations acquired or opened in the past twelve months, in addition to expenses for new business lines initiated during the same period. Earnings from foreign affiliates of $659 for the quarter ending August 31, 1997, increased 130.4% over the previous year's quarter primarily due to increased earnings reported by the Company's 50% owned affiliate in Mexico. Interest expense was flat in the first quarter of fiscal 1998 compared to the prior year. No significant debt was added in the current period. Other income increased primarily due to equity earnings from non-consolidated affiliates of $201 for the quarter ending August 31, 1997 compared to $52 in the prior year quarter.

Net earnings increased 13.4% in the quarter ended August 31, 1997 to $1,819 ($.25 per common share), compared to $1,604 ($.22 per common share) in the previous year's first quarter, due primarily to increased sales and earnings recognized from the distribution segment and equity earnings from the foreign affiliates.

FINANCIAL CONDITION

Cash flows provided by operations for the quarter ended August 31, 1997 totaled to $709 compared to $212 in the comparable period of the prior year. The reduction in the current quarter compared to the previous year's quarter is primarily related to significant increases in inventories related to customer requirements and new locations opened and an increase in current notes receivable to affiliate.

The Company's financial position in the first quarter of 1998 remains strong with working capital of $63 and a current ratio of 4.7 to 1 compared to working capital of $63 and a current ratio of 5.3 to 1 at May 31, 1997. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

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



                                        VALLEN CORPORATION
                                        _________________________________
                                        Registrant


October 10, 1997
________________________________        _________________________________
Date                                    James W. Thompson
                                        President


October 10, 1997
________________________________        _________________________________
Date                                    Leighton J. Stephenson
                                        Vice President - Finance,
                                        Secretary and Treasurer