Form 10-Q
period 1997-11-30
VALLEN CORP
filed 1998-01-07
CIK 312907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                 For the quarter period ended November 30, 1997

                                      OR

            [_]  Transition Report Pursuant to Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934
                 For the transition period from ______to______

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

                             Yes  [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at January 13, 1998:

               7,285,457 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements
                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                                MAY 31, 1997
                                                                                ------------
                           ASSETS                            NOVEMBER 30,      (DERIVED FROM
                                                                1997          AUDITED FINANCIAL
                                                             (Unaudited)         STATEMENTS)
                                                             -----------      -----------------
Current assets:
 Cash and cash equivalents                                   $      -             $     801
 Trading securities, at cost which approximates market           1,000                2,050
 Accounts receivable, net                                       39,307               35,168
 Notes receivable, affiliate                                     1,150                  650
 Inventories                                                    44,125               36,301
 Prepaid expenses and other current assets                       2,907                2,580
                                                             ---------            ---------
  Total current assets                                          88,489               77,550
Property, plant and equipment, at cost                          46,416               43,916
 Less accumulated depreciation and amortization                 24,957               23,704
                                                             ---------            ---------
  Net property, plant and equipment                             21,459               20,212
 Notes receivable - non-current, affiliate                         557                  557
Investment in foreign affiliates, net                           11,052                9,712
Intangibles, net of accumulated amortization                     5,453                5,678
Other                                                            7,358                3,693
                                                             ---------            ---------
                                                             $ 134,368            $ 117,402
                                                             =========            =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                        $     357            $     543
 Accounts payable                                               19,346               11,469
 Other accrued liabilities                                       2,416                2,075
 Income taxes payable                                              144                  454
                                                             ---------            ---------
  Total current liabilities                                     22,263               14,541
                                                             ---------            ---------
Long-term debt, excluding current maturities                    15,239               10,425
Deferred income taxes                                            1,071                1,097
Shareholders' equity:
    Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
    Common stock $.50 par value;  20,000,000 shares
      authorized; 9,743,874 shares issued and 7,285,457 out-
      standing at November 30, 1997 and 9,740,874 issued
      and 7,278,707 outstanding at May 31, 1997                  4,873                4,871
    Additional paid-in capital                                   6,182                6,076
    Translation adjustment                                        (773)                (773)
    Retained earnings                                           88,122               83,779
                                                             ---------            ---------
                                                                98,404               93,953
    Less cost of common shares held in treasury (2,458,417
      shares at November 30, 1997 and at May 31, 1997            2,609                2,614
                                                             ---------            ---------
    Total shareholders' equity                                  95,795               91,339
                                                             ---------            ---------
                                                             $ 134,368            $ 117,402
                                                             =========            =========

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except For Per Share Amounts)

                                            SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                NOVEMBER 30,           NOVEMBER 30,
                                            --------------------     ----------------
                                              1997       1996       1997       1996
                                              ----       ----       ----       ----
Net sales                                     $75,138    $63,797   $139,416   $123,209

Cost of sales                                  56,813     48,040    105,315     92,578
                                              -------    -------   --------   --------
Gross profit                                   18,325     15,757     34,101     30,631

Selling, general and administrative
 expenses                                      15,229     12,685     29,014     25,064
                                              -------    -------   --------   --------

Operating income                                3,096      3,072      5,087      5,567

Earnings from foreign affiliates, net             682        338      1,341        624

Interest and dividend income                       46         40        116         72

Interest expense                                  227        169        401        410

Other income (expense), net                       109        119        176         76
                                              -------    -------   --------   --------
Earnings before income taxes                    3,706      3,400      6,319      5,929

Income taxes                                    1,182      1,252      1,976      2,177
                                              -------    -------   --------   --------
Net earnings                                  $ 2,524    $ 2,148   $  4,343   $  3,752
                                              =======    =======   ========   ========
Net earnings per common share                 $  0.35    $  0.30   $   0.60   $   0.52
                                              =======    =======   ========   ========
Weighted average number of common shares
 outstanding                                    7,279      7,265      7,281      7,264




   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

SIX MONTHS ENDED NOVEMBER 30,                                 1997        1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

 Net earnings                                               $ 4,304     $ 3,752
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  (Gain) loss on disposition of property, plant and
   equipment                                                    (19)          3
  Depreciation and amortization                               1,720       1,719
  Change in deferred income taxes                               (26)        (37)
  Undistributed earnings from foreign affiliates, net        (1,302)       (625)
  Undistributed losses from U.S. affiliate, net                  67         118
  Undistributed earnings from U.S. partnership, net             (64)       (326)
  Change in assets and liabilities, net of
   Effects from purchase of companies:
   Decrease in trading securities                             1,050         151
   (Increase) in accounts receivable, net                    (4,140)     (2,704)
   (Increase) decrease in inventory                          (7,825)         49
   (Increase) decrease in notes receivable                     (500)        147
   (Increase) decrease in prepaid expenses and
    other current assets                                       (327)        405
   Decrease in other assets, net                                 61         555
   Increase (decrease) in accounts payable
    and other current liabilities                             7,909      (1,472)
                                                            -------     -------
   Net cash provided by operating activities                    908       1,735

INVESTING ACTIVITIES:

 Net additions to property, plant and equipment              (2,757)     (1,263)
     Payments for acquisitions                               (3,600)        (21)
     Investments in affiliates                                  (94)       (285)
                                                            -------     -------
     Net cash used by investing activities                   (6,451)     (1,569)

FINANCING ACTIVITIES:

     Increase (decrease) of long-term debt                    4,629        (164)
     Stock option transactions                                  113           -
                                                            -------     -------
     Net cash provided by financing activities                4,742        (164)
                                                            -------     -------
     Net increase (decrease) in cash and cash equivalents      (801)          2
     Cash and cash equivalents at beginning of period           801         831
                                                            -------     -------
     Cash and cash equivalents at end of period             $    -      $   833
                                                            =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Interest payments                                          $   345     $   418
 Income tax payments                                        $ 2,422     $ 1,761

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:   Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended November 30, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1998.

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

Net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. The weighted average number of shares outstanding for the six months ended November, 1997 and 1996 were computed based on the actual number of common shares outstanding.

Note 2:   Inventory costs are summarized as follows:


                                     NOVEMBER 30, 1997         MAY 31, 1997
                                     -----------------         ------------
     Raw materials                        $ 1,525                 $ 1,329

     Work-in-process                          581                     705

     Finished Goods                        42,019                  34,267
                                          -------                 -------

     Total inventories                    $44,125                 $36,301
                                          =======                 =======

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            (Thousands of Dollars)

RESULTS OF OPERATIONS

              SECOND QUARTER ENDED NOVEMBER 30, 1997 COMPARED TO
                    SECOND QUARTER ENDED NOVEMBER 30, 1996

Net sales increased 17.8% to $75,138 and gross profit increased by 16.3% to $18,325. Sales levels for the distribution business, which reached record levels in the current quarter, were up 17.3% compared to the quarter ended November 30, 1996. The manufacturing operation's sales were up 8.6% to $5,133 compared to the same period in the last fiscal year. During the quarter Vallen completed the acquisition of the operating assets of Sheridan Safety, Inc., a privately held company and distributor of safety equipment and supplies in Dayton, Ohio and the acquisition of Superior Safety in Waterloo, Ontario. The combined impact on sales for the quarter due to these two acquisitions was an increase of $680.

Selling, general and administrative expenses increased 20% compared to the same quarter in the prior year. Selling, general and administrative expenses as a per cent of net sales were 20% for the quarter ended November 30, 1997, remaining flat as a percent of net sales in comparison to the same quarter last year. Earnings from foreign affiliates of $682 for the quarter ending November 30, 1997, increased 102% over the same quarter last year, primarily due to stronger earnings from the 50% owned Mexican affiliate, Proveedora de Seguridad Industrial, of $438 compared to $142 in earnings for this Company for the quarter ended November 30, 1996. Interest expense rose 34% in the quarter ended November 30, 1997 compared to the same period last year, due to borrowings to finance the Sheridan acquisition and working capital needs.

Net earnings were up 17.5% in the quarter ending November 30, 1997 at $.35 per common share, compared to $.30 for the same quarter last year, primarily due to increased sales level in the Company's distribution business and excellent returns from the Company's foreign affiliates.

                SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
                      SIX MONTHS ENDED NOVEMBER 30, 1996

Sales increased 13.2% to $139,416 and gross profit increased 11.2% to $34,101. The reasons for sales and gross profit changes for the six month period are consistent with the reasons discussed above for the quarter. Selling, general and administrative expenses increased 15.8% to $29,014, primarily due to additional businesses acquired and opening of new branches in the distribution business. Net earnings increased 15.8% year to date to $4,343, or $.60 per common share, compared to $3,752, or $.52 per common share, for the comparable six month period last year. The increase in foreign earnings was due to the 50% owned Mexican affiliate's earnings of $925 during this six month period, compared to earnings of $277 in the same period last year. The 50% owned Canadian affiliate, Century Sales and Service, Limited earnings were $416 for the six month period ending November 30, 1997, compared to $347 for the six months ended November 30, 1996.

FINANCIAL CONDITION

                NOVEMBER 30, 1997 COMPARED TO NOVEMBER 30, 1996


Cash flows provided by operations for the six months ended November 30, 1997 totaled $908, compared to $1,735 for the six months ended November 30, 1996. The decrease in the current period compared to the same period of the prior year, is primarily due to increased (undistributed) earnings of foreign affiliated and start-up costs for new locations opened.

The Company's financial position in the first half of fiscal year 1998 remains strong with working capital of $66.2 and a current ratio of 4.0 to 1. During the second quarter ended November 30, 1997, the Company made additional bank borrowings of $4,800 to finance the acquisition of Sheridan Safety, Inc. and to meet working capital requirements for expansion of the distribution business. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

PART II   OTHER INFORMATION

Item 1.   Legal proceedings  -  None

Item 2.   Changes in securities  -  None

Item 3.   Defaults upon senior securities  -  None

Item 4.   (a) Annual stockholder meeting was held on October 14, 1997.

               (b) Directors elected were Leonard J. Bruce, James W. Thompson, Darvin M. Winick, and Kirby Attwell.


               (c) First item for vote was Proposal no. 1, Election of Directors. This matter of vote for Leonard J. Bruce, Darvin M. Winick, and Kirby Attwell was approved by 5,971,077 shares voted in favor, and 25,387 shares withheld from voting.


               Last item for vote was Proposal no. 2, Selection of independent auditors. This matter of vote approved by 5,990,379 shares in favor, 3,593 shares against and 2,492 shares abstained.

Item 5.   Other information - None


Item 6.   (a)  Exhibits - 27 - Financial Data Schedule

          (b)  Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALLEN CORPORATION
                              ----------------------------------
                              Registrant


     January 7, 1998          /s/ JAMES W. THOMPSON
-------------------------     ----------------------------------
Date                          James W. Thompson
                              President and Chief Executive Officer



     January 7, 1998          /s/ LEIGHTON J. STEPHENSON
-------------------------     ----------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer