Form 10-Q/A
period 1997-11-30
VALLEN CORP
filed 1998-01-15
CIK 312907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                       _________________________________

                                 FORM 10-Q/A1

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




   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

SIX MONTHS ENDED NOVEMBER 30,                                 1997        1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

 Net earnings                                               $ 4,343     $ 3,752
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  (Gain) loss on disposition of property, plant and
   equipment                                                    (19)          3
  Depreciation and amortization                               1,720       1,719
  Change in deferred income taxes                               (26)        (37)
  Undistributed earnings from foreign affiliates, net        (1,341)       (625)
  Undistributed losses from U.S. affiliate, net                  67         118
  Undistributed earnings from U.S. partnership, net             (64)       (326)
  Change in assets and liabilities, net of
   Effects from purchase of companies:
   Decrease in trading securities                             1,050         151
   (Increase) in accounts receivable, net                    (4,140)     (2,704)
   (Increase) decrease in inventory                          (7,825)         49
   (Increase) decrease in notes receivable                     (500)        147
   (Increase) decrease in prepaid expenses and
    other current assets                                       (327)        405
   Decrease in other assets, net                                 61         555
   Increase (decrease) in accounts payable
    and other current liabilities                             7,909      (1,472)
                                                            -------     -------
   Net cash provided by operating activities                    908       1,735

INVESTING ACTIVITIES:

 Net additions to property, plant and equipment              (2,757)     (1,263)
     Payments for acquisitions                               (3,600)        (21)
     Investments in affiliates                                  (94)       (285)
                                                            -------     -------
     Net cash used by investing activities                   (6,451)     (1,569)

FINANCING ACTIVITIES:

     Increase (decrease) of long-term debt                    4,629        (164)
     Stock option transactions                                  113           -
                                                            -------     -------
     Net cash provided by financing activities                4,742        (164)
                                                            -------     -------
     Net increase (decrease) in cash and cash equivalents      (801)          2
     Cash and cash equivalents at beginning of period           801         831
                                                            -------     -------
     Cash and cash equivalents at end of period             $    -      $   833
                                                            =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Interest payments                                          $   345     $   418
 Income tax payments                                        $ 2,422     $ 1,761

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

The Company has evaluated the impact of Year 2000 (millenium) issues on its computer and related peripheral systems and applications. A plan has been developed and required conversion activities are in process, under the direction of its MIS staff to complete upgrades and modifications and related testing in 1998.

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


     January 15, 1998         /s/ JAMES W. THOMPSON
-------------------------     ----------------------------------
Date                          James W. Thompson
                              President and Chief Executive Officer



     January 15, 1998         /s/ LEIGHTON J. STEPHENSON
-------------------------     ----------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer