Form 10-Q
period 1998-02-28
VALLEN CORP
filed 1998-04-16
CIK 312907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

            [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended February 28, 1998

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

                             Yes   X       No
                                 -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at April 14, 1997:

                7,252,658 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                                          MAY 31, 1997
                                 ASSETS                                                                   (DERIVED FROM
                                                                              FEBRUARY 28, 1998         AUDITED FINANCIAL
                                                                                  (UNAUDITED)               STATEMENTS)
                                                                           ------------------------  -----------------------
Current assets:
   Cash and cash equivalents                                                                     -                 $    801
   Investment securities, at cost which approximates market                               $  1,000                    2,050
   Accounts receivable, net                                                                 43,819                   35,168
   Notes receivable, affiliate                                                                 150                      650
   Inventories                                                                              43,936                   36,301
   Prepaid expenses and other current assets                                                 3,699                    2,580
                                                                                          --------                 --------
      Total current assets                                                                  92,604                   77,550
                                                                                          --------                 --------
Property, plant and equipment, at cost                                                      47,528                   43,916
   Less accumulated depreciation and amortization                                           25,759                   23,704
                                                                                          --------                 --------
      Net property, plant and equipment                                                     21,769                   20,212
Notes receivable, non-current, affiliate                                                       557                      557
Investment in foreign affiliates, net                                                       12,157                    9,712
Intangibles, net of accumulated amortization                                                 7,440                    5,678
Other                                                                                        3,658                    3,693
                                                                                          --------                 --------
                                                                                          $138,185                 $117,402
                                                                                          ========                 ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                   $    370                 $    543
   Accounts payable                                                                         21,436                   11,469
   Other accrued liabilities                                                                 2,926                    2,075
   Income taxes payable                                                                       (120)                     454
                                                                                          --------                 --------
      Total current liabilities                                                             24,612                   14,541

Long-term debt, excluding current maturities                                                15,138                   10,425
Deferred income taxes                                                                          920                    1,097
Shareholders' equity:
   Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;  20,000,000 shares authorized,
      9,758,075 shares issued and 7,252,658 outstanding at
      February 28, 1998 and 9,740,874 shares issued and 7,278,707
       outstanding at May 31, 1997                                                           4,880                    4,871
   Additional paid-in capital                                                                6,444                    6,076
   Translation adjustment                                                                     (773)                    (773)
   Retained earnings                                                                        90,566                   83,779
                                                                                          --------                 --------
                                                                                           101,117                   93,953
   Less cost of common shares held in treasury (2,505,417 at
      February 28, 1998 and 2,462,167 at May 31, 1997                                        3,602                    2,614
                                                                                          --------                 --------
   Total shareholders' equity                                                               97,515                   91,339
                                                                                          --------                 --------
                                                                                          $138,185                 $117,402
                                                                                          ========                 ========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)



                                                    Third Quarter Ended                       Nine Months Ended
                                           --------------------------------------  ----------------------------------------
                                             FEBRUARY 28,        February 28,         February 28,         February 28,
                                                 1998                1997                 1998                 1997
                                           ----------------  --------------------  -------------------  -------------------
Net sales                                           $75,638              $67,032              $215,055             $190,241

Cost of sales                                        57,329               50,983               162,645              143,560
                                                    -------              -------              --------             --------

Gross profit                                         18,309               16,049                52,410               46,681

Selling, general and
  Administrative expenses                            15,784               13,153                44,799               38,282
                                                    -------              -------              --------             --------

Operating income                                      2,525                2,896                 7,611                8,399

Earnings (loss) from foreign
 affiliates, net                                      1,017                  406                 2,393                1,030


Interest and dividend income                             29                   83                   145                  155

Interest expense                                        263                  170                   664                  514

Other income (expense), net                              76                  (58)                  252                   17
                                                    -------              -------              --------             --------

Earnings before income taxes                          3,384                3,157                 9,737                9,087

Income taxes                                            976                1,079                 2,950                3,257
                                                    -------              -------              --------             --------

Net earnings                                        $ 2,408              $ 2,078              $  6,787             $  5,830
                                                    =======              =======              ========             ========

Net earnings per common share-basic                   $0.33                $0.29                 $0.93                $0.80
                                                    =======              =======              ========             ========

Net earnings per common share-diluted                 $0.33                $0.28                 $0.92                $0.80
                                                    =======              =======              ========             ========
Weighted average number of common
 shares outstanding-basic                             7,273                7,270                 7,278                7,266

Weighted average number of common
  shares outstanding-diluted                          7,380                7,344                 7,371                7,334


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


Nine months ended February 28,                                               1998                1997
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net earnings                                                            $ 6,787              $ 5,830
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     (Gain) loss on disposition of property,
       plant and equipment                                                    (19)                   5
     Depreciation and amortization                                          2,544                2,953
     Change in deferred income taxes                                         (177)                   -
     Undistributed earnings from foreign affiliates, net                   (2,445)              (1,030)
     Undistributed loss from U.S affiliate, net                               115                  206
       Decrease in trading securities                                       1,050                  151
       (Increase) in accounts receivable, net                              (8,652)              (2,955)
       (Increase) in inventories                                           (7,635)              (2,308)
       Decrease in notes receivable                                           500                   65
       Decrease (increase) in prepaid expenses                             (1,141)               1,531
       (Increase) decrease in other assets                                     56                 (654)
       Increase in accounts payable
          and accrued liabilities                                          10,350                1,020
                                                                          -------              -------
       Net cash provided by operating activities                            1,333                4,814

INVESTING ACTIVITIES:

  Net additions to property, plant and equipment                           (3,925)              (2,428)
  Payments for purchase of, and investment in
     In companies, net of cash acquired                                    (1,493)                 (59)
  Decrease in notes receivable                                                  -                1,042
  Investments in affiliates                                                  (541)                (896)
                                                                          -------              -------
       Net cash used in investment activities                              (5,959)              (2,341)

FINANCING ACTIVITIES:

     Repurchase Company's common stock                                       (995)                   -
     Capital stock issued                                                       9                    -
     Employee stock transactions                                              376                  258
     Increase (decrease) in long-term debt                                  4,435                 (201)
                                                                          -------              -------
  Net cash provided by financing activities                                 3,825                   57
                                                                          -------              -------
  Net increase (decrease) in cash and cash equivalents                       (801)               2,530
  Cash and cash equivalents at beginning of period                            801                  831
                                                                          -------              -------
  Cash and cash equivalents at end of period                             $      -              $ 3,361
                                                                          =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Interest payments                                                       $   623              $   581
  Income tax payments                                                     $ 3,692              $ 2,925

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended February 28, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1998.

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

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted earnings per share is calculated based upon the requirements as set forth in FAS 128, and includes the impact of dilutive potential common shares outstanding during the period. During the nine months ended February 28, 1998, shares purchased through the employee stock purchase plan increased the number of shares outstanding by 14,201 shares. The weighted average number of shares outstanding for the nine months ended February, 1998 and 1997 were computed based on the actual number of common shares outstanding, with consideration for common stock equivalents as noted above.

Note 2.  Inventory costs are summarized as follows:

                                                                                FEBRUARY 28,             May 31,
                                                                                    1998                   1997
                                                                              ----------------       --------------
                                                                                      (Thousands of Dollars)
   Raw materials                                                                   $ 1,953               $ 1,329
   Work in process                                                                     659                   705
   Finished goods                                                                   41,324                34,267
                                                                                   -------               -------
   Total inventories                                                               $43,936               $36,301
                                                                                   =======               =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Thousands of Dollars)
RESULTS OF OPERATIONS

               Third Quarter Ended February 28, 1998 Compared to
                     THIRD QUARTER ENDED FEBRUARY 28, 1997
                   __________________________________________

Net sales increased 12.8% to $75,638, and gross profit dollars increased 14.1% to $18,309. The Company's distribution business resulted in record sales of $73,272 for the quarter ended February 28, 1998, up 15% when compared to the same period last year. The manufacturing operations sales showed an increase of 7% to $5,087, compared to the quarter ended February 28, 1997. The increase in this segment is attributed to a stronger market for the Company's eyewear product line.

Selling, general, and administrative expenses as a percent of net sales were 20.8% for the quarter ended February 28, 1998, compared to 19.6% for same quarter last year. The primary reasons for the increase were for additional personnel in the growing services segment of the distribution business and non-capitalized expenses related to acquisitions. Earnings from foreign affiliates totaled $1,017 for the quarter ending February 28, 1998, a 150% increase over the same quarter last year. The increase was due to higher earnings from the 50% owned Mexican affiliate, Proveedora de Seguridad based on significant new contracts in Mexico. Operations income of $2,525 for the quarter was 12.8% lower than the comparable period in 1997 due to flat profit margins in the distribution business and the increase in operating expenses as noted above.

Net earnings increased 15.9% to $2,408 in the quarter ended February 28, 1998 or $.33 per diluted common share, compared to $2,078 or $.28 per diluted common share for the same period last year. The increase is due primarily to the record sales levels and higher levels of equity income recorded from foreign affiliates in the Company's distribution businesses, and in part by an upturn in operating results of the manufacturing segment.

                NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO
                      NINE MONTHS ENDED FEBRUARY 28, 1997
                 _____________________________________________

Sales increased 13.0% to $215,055 and gross profit dollars increased 12.3% to $52,410. The reasons for the sales and gross profit increases between comparable periods were consistent with those discussed above for the comparable quarters. Selling, general, and administrative expenses were up 17.0% to $44,799. The primary reason for higher operating expenses in 1998 are related to more branches opened or acquired by acquisition, and front end loaded costs for rollout of new service centers. As a percent of net sales, selling, general, and administrative expenses were 20.8% for the period ended February 28, 1998 as compared to 20.1% for the nine months ended February 28, 1997. Net earnings increased 16.4% year to date to $6,787, or $.92 per diluted common share, compared to $5,830, or $.80 per diluted common share, for the same nine month period in the previous year. The increase is due primarily to the distribution segment's higher sales during the current year and equity earnings from foreign operations in Mexico and Canada which were up 132% from the period ended February 28, 1997.

FINANCIAL CONDITION

                   FEBRUARY 28, 1998 COMPARED TO MAY 31, 1997
                      ____________________________________


Cash flows provided by operations for the nine months ended February 28, 1998 totaled $1,333 compared to $4,814 for the period ended February 29, 1997. The decrease in the current period compared to the same period of the prior year, is primarily due to the increase in inventories for the distribution business and a higher level of undistributed earnings from foreign affiliates in Mexico and Canada.

Cash and cash equivalents decreased by $3,361 primarily due to the decrease in cash provided by operations as discussed above. Accounts receivable increased $8,652, and inventories increased $7,635, primarily as a result of increased sales levels and acquisitions of companies. Net additions to property, plant and equipment were $3,925, primarily for operating equipment and computer hardware and software, and assets added through the acquisition of Sheridan Safety in the second quarter of fiscal 1998. Employee stock transactions increased for the nine months ended February 28, 1998, with the issuance of 14,201 shares in January, 1998.

The Company repurchased 50,000 shares of its common stock in open market purchases during the period. The stated purpose for these transactions is to provide shares which can be issued upon the exercise of stock options held by employees.

The Company's total working capital as of the end of the third quarter of fiscal 1998 is $68 million compared to $63 million at May 31, 1997. The current ratio of 3.8 to 1 at February 28, 1998 compares to 5.3 to 1 at May 31, 1997. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

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



                              VALLEN CORPORATION
                              --------------------------------------
                              Registrant


April 15, 1998                /s/ James W. Thompson
-------------------------     --------------------------------------
Date                          James W. Thompson
                              President





April 15, 1998                /s/ Leighton J. Stephenson
-------------------------     --------------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer