Form 10-K405
period 1998-05-31
VALLEN CORP
filed 1998-08-28
CIK 312907

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 0-10796

                               ----------------

                              VALLEN CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

            TEXAS                                          74-1366847
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
             OF                                        IDENTIFICATION NO.)
      INCORPORATION OR
        ORGANIZATION)

   13333 NORTHWEST FREEWAY                                    77040
       HOUSTON, TEXAS                                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-8700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.50 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

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

           $157,005,812 BASED ON THE CLOSING PRICE OF AUGUST 7, 1998

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

COMMON STOCK, $.50 PAR VALUE                              7,218,658
      (TITLE OF CLASS)                        (NUMBER OF SHARES OUTSTANDING AS
                                                     OF AUGUST 7, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                     PART OF FROM 10-K
--------                                                     -----------------
Proxy Statement for the 1998 Annual Meeting of Shareholders      Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Vallen Corporation, together with its subsidiaries, (the "Company" or "Vallen") was incorporated under the laws of Texas in 1960 as the successor to a business founded in 1947. The Company operates through various domestic subsidiaries and international affiliates. Through a 50% owned Mexican company, Proveedora de Seguridad Industrial Del Golfo, S.A. ("Proveedora"), the Company engages in safety equipment distribution and providing training services in Mexico. Additionally, the Company owns a 50% interest in an industrial supply distribution company headquartered in Edmonton, Alberta, Century Sales & Service, Limited ("Century"). The Company also operates through various partnerships and other affiliated operations.

  Vallen Safety Supply Company ("Vallen Safety") is a provider of industrial safety and health products and services designed for the protection of the individual worker and the workplace environment. Its customer base encompasses the North American continent; major markets serviced include chemical production, railroad and automotive transportation, petroleum refining, utilities, pulp and paper products, primary metals extraction, general manufacturing, various governmental agencies, business services, transportation equipment, steel production, oil and gas extraction and construction. Encon Safety Products, Inc. ("Encon") manufactures industrial safety equipment and optical quality eyewear for sale through Vallen Safety and other unaffiliated distributors. All Supplies, Inc. ("All Supplies") is a Louisiana based distributor of industrial hardware and welding supplies to industrial and commercial customers. During the past fiscal year, the distribution and manufacturing segments contributed 75% and 25%, respectively, of the Company's operating income before corporate general and administrative expenses.

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

                                 DISTRIBUTION

  Vallen Safety distributes a broad range of personal protective and other safety and health related products and services, including sales and rental of approved respiratory equipment and atmospheric hazard detection instruments to meet specific safety and health needs of industrial customers. Respiratory equipment and atmospheric hazard detection instruments are used where work is performed in limited breathing environments, or where workers are exposed to hazards associated with possible escape of toxic or combustible gases or to carcinogens and other dangerous atmospheric particulates. The Company's fire service division provides inspection and systems maintenance services, as well as system installations. Through its Vallen Knowledge Systems product group, Vallen Safety provides a wide variety of safety training and instruction services, safety program staffing and onsite consulting services, including safety programs and risk evaluation.

  Supplied-air respiratory equipment includes both portable self-contained units and air line respirators worn by industrial, fire fighting and other personnel in environments where ambient conditions require a dependable, alternative source of breathable air. Supplied-air respiratory equipment contributed 4.9%, 5.1% and 6.5% of consolidated net sales for the years ended May 31, 1998, 1997 and 1996, respectively. The organization distributes air purifying equipment including gas masks, chemical cartridge and particulate type respirators for protection against breathing dusts, mists, fumes and fogs associated with certain industrial process environments.

  A wide variety of personal protective equipment and other workplace commodities is distributed, including eye protection devices, head and hearing protection items, gloves, fall protection and emergency shower and eye-wash products, as well as protective clothing and similar items. Vallen Safety operates a program under which prescription safety eyewear service is provided at specific customer sites. Markets served throughout North America include many large manufacturing, governmental agency and process industry customers with multiple locations. Due to the nature of their businesses and in order to comply with supply contract requirements, Vallen Safety operates numerous onsite or just in time locations which require holding significant amounts of inventory stock to meet rapid delivery demands.

  Vallen Safety sells or rents a series of portable digital electronic instruments used to detect and measure the presence and levels of toxic and combustible gases or oxygen deficient atmospheres. Portable devices used in enforcing industrial pollution control programs are also marketed.

  Other product lines include fire safety equipment, fire prevention systems and fire control agents, ergonometric enhancing products, material handling equipment, safety signs, lights and alarms.

  Vallen Safety's "in-plant store" units are physically located on the customers' premises in order to provide top quality products and services for continuous operating schedules. The stores distribute a variety of products directly to customer personnel, in addition to managing the safety inventory stocks for the customer. The number of in-plant stores now totals 67.

  Vallen Safety maintains service centers which inspect, repair and calibrate respiratory equipment, fire protection equipment and electronic atmospheric hazard detection instruments. Mobile respiratory service van units are staffed by factory certified technicians who perform scheduled in-plant inspection and repair work for customers.

  Across the U.S. and Canada, Vallen Safety has seven regional hubs that use their large distribution centers to ship products directly to customers and to supply smaller branch locations and onsite and just-in-time locations. Sales and operations employees receive training from Vallen Safety and certain of its suppliers regarding appropriate applications and relevant regulatory and industry standards for various kinds of safety and health equipment. Vallen Safety also sponsors safety equipment and safety awareness training programs and seminars for customer employees.

  All Supplies, Inc., a wholly-owned subsidiary, is a Baton Rouge, Louisiana based distributor of mill, safety and welding supplies, primarily to an industrial customer base in Louisiana. All Supplies is generally subject to the same competitive issues as Vallen Safety.

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

  Vallen Safety operates four branches in the Canadian province of Ontario. Vallen Safety Supply Company, Limited (Limited), a company organized under the laws of Canada, was formed to conduct those operations. The Canadian company generally represents the same supplier groups as Vallen Safety's U.S. operations. During the past fiscal year, Limited merged with Superior Safety of Waterloo, Ontario. Limited is the surviving entity. Vallen Safety, the parent company, owns 62% of the outstanding Common stock of Limited, with an option to purchase the remaining 38% of Limited's outstanding stock, based upon a purchase formula, at a future date. Sales for the merged company for the year ended May 31, 1998 were approximately $7,844,000 (U.S. dollars).

  Additionally, the Company owns a 50% share of the outstanding common stock of Century Sales & Service Limited ("Century"), an Edmonton, Alberta based Canadian corporation. Century is a distributor of mill supply industrial hardware and safety equipment. The Company has the option to purchase the remaining 50% of Century's outstanding stock, based upon a purchase formula, at a future date. Century operates 12 distribution sites in Alberta and Saskatchewan provinces, in addition to a central distribution center at its Edmonton headquarters location. It employs over 250 people in its operations.

  The Company's distribution subsidiaries sell to a diverse customer base. No customer accounted for 10% or more of consolidated revenues for the year ended May 31, 1998. Sales to Proveedora, Century and to domestic companies for export purposes were less than 4% of distribution net sales during the year ended May 31, 1998. Vallen Safety is unable to assess its overall market position relative to other competing entities due to the overall fragmented nature of its principal business.

  All products sold by Vallen Safety are purchased through other manufacturers and suppliers. Of the more than 1500 suppliers worldwide whose products are regularly distributed by Vallen Safety, the top 10 accounted for approximately 34% for the year ended May 31, 1998. The Company, through its sales branches and various catalogues stocks over 24,000 brand name and private label safety products. The Company continuously evaluates sales and profit performance of its stocking units to tailor its products and services to the needs of its customers. All of the Company's arrangements with suppliers are terminable by either party on short notice. The Company believes that competitive sources of supply are available for substantially all the products it carries. Sales of respiratory equipment purchased from Scott Aviation, a division of Figgie International, Inc., comprised approximately 6.9% in dollar amount of all products sold by Vallen Safety during the year ended May 31, 1998. Termination of Vallen Safety's distribution of Scott equipment could have a materially adverse effect on the Company's business. Vallen has been a distributor of safety equipment manufactured by Scott continuously since 1953 and considers its relations with this supplier to be satisfactory. No other supplier accounted for as much as 6% in dollar amount of distribution products sold during the year ended May 31, 1998.

  The Company believes customers select their safety product and services suppliers on the basis of ability to provide quality and product lines availability, technical product knowledge as to applications, usage and maintenance, service and repair capability in certain product lines, and product pricing. The Company maintains adequate inventories in order to meet rapid delivery requirements in many contractual situations. At May 31, 1998, distribution inventories constituted approximately 29% of consolidated assets. The Company engages in active competition with a large number of other safety and health product distributors operating through direct distribution centers such as Vallen Safety, as well as catalogue and mail order houses. Vallen Safety also competes with more diverse MRO distributions in each of its product lines and geographical markets. Most manufacturers of industrial safety and health products sell through distributors because of the relatively high direct marketing costs of a narrow product line to customers.

  As of May 31, 1998 and 1997, backlog orders entered totaled $7,226,000 and $5,526,000 respectively for the distribution business. It is expected that all of the backlog orders as of the end of fiscal 1998 can be reasonably expected to be filled within twelve months of the year end date.

                                 MANUFACTURING

  Encon Safety Products currently manufactures various lines of safety equipment for use in industries where workers are exposed to potentially hazardous conditions. Many components of its manufactured products are fabricated by others, with Encon providing on-site tooling and assembly where justified by logistics, cost and other factors.

  Encon produces fixed and portable eyewash and face-wash equipment and emergency drench and enclosed showers for use in plant areas where workers risk contact with dangerous chemicals or other similar hazards. The conventional model shower is designed to be utilized in a plumbed indoor or outdoor environment targeted at a market which does not require freeze protection or tepid water supply. The self-contained portable eyewash/drench hose models are used in environments where no potable water sources are available, and are moderately priced. The freeze-protected showers are for environments where extreme cold temperatures exist, primarily for outdoor applications, and are competitively priced. The tempered water showers are used in both indoor and outdoor applications and are designed to provide both freeze protection and a tepid water supply.

  Encon produces a diverse line of non-prescription eyewear, primarily used to protect people as they go about work and recreation activities. The recently introduced Veratti line of lightweight, contemporary styled eyeglasses are Encon's most rapidly growing eyewear line. The 1400 and 1900 series of high impact performance eye protection spectacles offer value and protection at a moderate price. Encon's 160 series goggles accommodate users who need its protection while using hard hats, prescription eyeglasses and respirator units in their workplace. The 500 series goggle provides an alternative product line, offering regular and fog free lens composition in various lens colors at moderate prices.

  Encon manufactures a line of storage cabinets to protect safety, emergency and industrial equipment located in hazardous or corrosive industrial environments. The Encon wallcase product group holds and protects self-contained breathing apparatus (SCBA), fire extinguishers, escape respirators, gas masks and protective clothing. With high visibility appearance and virtually air tight, durable design, Encon wallcases keep valuable customer property and equipment in ready to use condition.

  Encon Custom Plastics, a division of Encon, is a contract manufacturer of vacuum formed and injection molded thermoplastic parts. Its primary product line includes wall cases for emergency SCBA and fire extinguishers, Therma Flow covers, AWARENESS shower signs and various other products manufactured by vacuum forming and molding.

  Encon manufactures cool air delivery systems for individual workers; and provides engineering and service solutions for the planning and maintenance of shower systems. Neither lines currently contribute materially to Encon's revenue steam.

  During the year ended May 31, 1998, 32.0% of manufacturing net sales were made to the Company's distribution operations. The remaining 68.0% was made primarily to unaffiliated regional distributors, industrial mail order catalog firms, overseas sales representatives, and certain industrial users. Manufactured products are marketed primarily under the "Encon" name. Other than to the Company's distribution operations, no single customer accounted for 6% of more of consolidated revenues for the manufacturing operations for the year ended May 31, 1998.

  Approximately $2,846,000 or 14.3% of manufacturing net sales for the year ended May 31, 1998 were to foreign purchasers in various geographical regions. The Company accepts payment only in United States dollars and makes sales outside the United States only to established customers or against letters of credit drawn on major money center banks.

  As of May 31, 1998 and 1997, backlog orders entered totaled $1,949,000 and $1,195,000 respectively for the manufacturing business. It is expected that all of the backlog orders as of the end of fiscal 1998 can be reasonably expected to be filled within twelve months of the year end date.

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

                                  REGULATION

  Marketability of the Company's distributed and manufactured products depends, in many instances, upon compliance with manufacturing, quality control, performance, test and other published standards of entities such as the Occupational Safety and Health Administration ("OSHA"), the National Institute for Occupational Safety and Health ("NIOSH"), the American National Standards Institute ("ANSI"), the American Society of Testing Materials ("ASTM"), Underwriters' Laboratories ("UL"), Factory Mutual ("FM"), and the Canadian Standards Association ("CSA"). To the extent applicable, the Company's manufactured products currently meet or exceed such published standards or criteria, and compliance of various other products marketed by Vallen Safety, Limited and All Supplies are certified by their manufacturers. Such standards could, however, change in the future so as to render one or more of Vallen's products or product lines at least temporarily unmarketable. The Company believes that the manufacturers of its products, including its manufacturing subsidiary, should be able to adapt such products to any reasonably foreseeable new standards which might be adopted in the future.

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

                                   EMPLOYEES

  The Company employed 1091 full-time and part-time employees as of May 31, 1998. The manufacturing operations employed 161 of the total. The balance are employed in the Company's distribution operations and Corporate offices. None of the Company's employees are employed under collective borrowing agreements. The Company considers its relationship with its employees to be satisfactory.

               FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Consolidated operations for the Company included the U.S, and Canada. Information herein relates solely to these consolidated entities:

                                                 YEAR ENDED MAY 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Sales to unaffiliated customers:
  United States....................... $283,025,000  $247,875,000  $232,130,000
  Canada..............................    7,844,000     3,881,000     3,536,000
Export sales:
  Mexico.............................. $  2,892,000  $  3,785,000  $  1,376,000
  Other...............................    1,102,000     2,245,000            --
Operating profit or loss:
  United States....................... $ 11,437,000  $ 12,114,000  $ 12,098,000
  Canada..............................     (277,000)      (96,000)     (245,000)
Identifiable assets:
  United States....................... $134,950,000  $116,013,000  $110,167,000
  Canada..............................    1,619,000     1,389,000     1,496,000

ITEM 2. PROPERTIES

  Vallen's corporate and distribution headquarters are located in a 50,000 square foot building in northwest Houston. The building and the five-acre tract on which it is situated, are leased by the Company, following the sale of the property near the end of the 1998 fiscal year. The Company is scheduled to move into new quarters on an adjacent tract of land when a planned commercial office building is completed in 1999. The Company owns a 65,000 square foot manufacturing facility in Houston, which also houses its instrument servicing operations. The Company owns and operates a 10,000 square foot manufacturing facility in Coudersport, Pennsylvania and leases a 15,000 square foot manufacturing facility in Houston. The Company owns branch-warehouses for its distribution operations with an aggregate of 31,494 square feet of space in Brazosport, Corpus Christi, and Odessa, Texas; it leases an aggregate of 675,000 square feet of warehouse and office space in over 60 locations throughout the United States and Canada. During the fiscal year ended May 31, 1998, the Company entered into a sale and leaseback transaction covering six office/warehouse facilities for a period of ten years.

  Aggregate rentals of real property during the year ended May 31, 1998 were $2,278,000. Reference is made to Notes 4 and 9 of the Notes to Consolidated Financial Statements for information regarding mortgages on real estate and commitments under long-term operating leases. The Company considers all property owned or leased by it to be well-maintained, adequately insured and suitable for its purposes. Additional expansion of the Company's operations may require new warehouse locations in existing or new geographical areas.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to incidental litigation in the ordinary course of business, primarily related to silicosis claims in the State of Texas, none of which individually or in the aggregate, is considered to be material to its operations or financial condition. The Company maintains insurance coverage against certain liabilities which may occur from time to time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no items submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol VALN. At August 7, 1998 there were approximately 1,000 holders of the Company's common stock including individual participants in certain security position listings. The Company has not paid any cash dividends on its common stock since its organization. During the year ended May 31, 1998, the Company purchased 60,000 shares of its Common stock in open market transactions under a stock repurchase plan previously approved by the Company's Board of Directors.

  The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock as reported by the NASDAQ Stock Market.

                               QUARTER                          HIGH    LOW
                               -------                          ----    ----
      Year Ended May 31, 1998
        Fourth................................................. $21     $20
        Third..................................................  21 1/8  19 7/16
        Second.................................................  22 3/8  18 3/4
        First..................................................  19 7/8  17 7/8
      Year Ended May 31, 1997
        Fourth................................................. $19 1/4 $15 1/2
        Third..................................................  20 1/8  16
        Second.................................................  17 5/8  15 1/4
        First..................................................  19 1/2  16 3/4

ITEM 6. SELECTED FINANCIAL DATA

                      VALLEN CORPORATION AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

IN THOUSANDS (EXCEPT PER SHARE DATA)

                                     1998     1997     1996     1995     1994
                                   -------- -------- -------- -------- --------
OPERATING RESULTS FOR THE YEAR
 ENDED MAY 31,
  Net sales....................... $294,863 $257,786 $237,042 $203,284 $185,751
  Net earnings.................... $ 10,235 $  8,764 $  7,987 $  7,142 $  4,557
  Diluted earnings per common
   share.......................... $   1.39 $   1.19 $   1.09 $   1.00 $    .65
FINANCIAL POSITION AT MAY 31,
  Total assets.................... $136,569 $117,402 $111,663 $ 90,654 $ 81,417
  Working capital................. $ 77,793 $ 63,009 $ 56,554 $ 51,721 $ 44,301
  Current asset ratio.............    4.7:1    5.3:1    4.3:1    5.5:1    5.0:1
  Long-term debt, excluding
   current maturities............. $ 12,733 $ 10,425 $ 10,705 $  5,194 $  3,817
  Debt-to-equity ratio............    0.1:1    0.1:1    0.1:1    0.1:1    0.1:1
SHAREHOLDERS' EQUITY AT MAY 31,
  Shareholders' equity............ $100,870 $ 91,339 $ 82,317 $ 72,682 $ 65,532
  Weighted average number of
   common shares outstanding--
   diluted........................    7,365    7,335    7,337    7,108    7,062
  Book value per share............ $  13.70 $  12.45 $  11.22 $  10.23 $   9.28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of certain aspects of the Company's results of operations and financial conditions should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data included elsewhere herein.

                             RESULTS OF OPERATIONS

  The table below is presented to assist in analyzing changes in operating results for the fiscal years 1998, 1997 and 1996, indicating changes in various items in the statement of earnings as a percentage of net sales, and the increase (decrease) in such items in 1998, 1997 and 1996 compared to the prior year.

                                              YEARS ENDED MAY 31,
                                      ----------------------------------------
                                          ITEMS IN
                                        CONSOLIDATED
                                        STATEMENT OF         PERCENTAGE OF
                                        EARNINGS AS A          INCREASE
                                      PERCENTAGE OF NET     (DECREASE) FROM
                                            SALES             PRIOR YEAR
                                      -------------------  -------------------
                                      1998   1997   1996   1998   1997   1996
                                      -----  -----  -----  -----  -----  -----
Net sales............................ 100.0% 100.0% 100.0%  14.4%   8.8%  16.6%
Cost of sales........................  75.3   75.3   74.4   14.4   10.0   17.5
Selling, general and administrative
 expenses............................  20.9   20.1   20.6   19.3    6.0   15.8
Other income (expense), net (1)......   1.3     .6     .2  152.9  220.6  140.5
Income taxes.........................   1.6    1.9    1.8     .6   10.3    5.8
Net earnings.........................   3.5    3.4    3.4   16.8    9.7   11.8

--------
(1) Includes the categories interest and dividend income, interest expense, earnings from foreign affiliates, net and other income and expense, net. Totals for the specific categories are noted in the Consolidated Statement of Earnings in the attached financial statements.

  The category "Earnings from foreign affiliates, net" contained herein increased to $3,426,000 in 1998 from $1,453,000 in fiscal 1997 due to increased earnings from Proveedora totaling $1,852,000 and increased earnings from Century totaling $121,000.

  The Company purchased a 50% interest in Proveedora, based in Tampico, Mexico, on December 17, 1992, and purchased a 50% interest in Century, based in Edmonton, Alberta (Canada), on June 6, 1995. The initial investments and capital contributions were $2,767,000 and $4,472,000, respectively. Total sales for the years ended May 31, 1998, in U.S. dollar equivalents, were $27,269,000 for Proveedora and $52,008,000 for Century, respectively, compared to $12,780,000 for Proveedora and $48,665,000 for Century in 1997.

NET SALES

  Consolidated net sales increased $37,077,000 or 14.4% during fiscal 1998 as compared to an increase of $20,744,000 or 8.8% in 1997. Sales increased 14.7% in the distribution segment and 4.5% in the manufacturing segment during fiscal 1998. The increase in distribution sales for fiscal 1998 and 1997 was primarily due to acquisitions, operation of new distribution branches and expansion of services revenues in fiscal 1998 and 1997. The increase in the manufacturing sales level was primarily related to the introduction of new non-prescription eyewear lines and increased instructional label in eyewear as a whole during the period.

GROSS PROFIT

  Consolidated gross profits as a percentage of net sales were 24.7%, 24.7% and 25.6% for fiscal years 1998, 1997 and 1996, respectively. The manufacturing subsidiary's overall gross profit margins decreased in 1998 primarily as a result of competition in its core shower and eyewash lines. Eyewear lines margins remained strong compared to 1997. The distribution subsidiaries' sales, which are at lower gross profit margins, accounted for the significant percentage of total Company sales. Total distribution sales as a percentage of consolidated sales were 95% for 1998, 1997 and 1996, respectively. Gross profit margins for the distribution operations were slightly higher in 1998 compared to 1997 and 1996 in part a result of the increasing percentage of total net sales attributable to higher margin services business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses, as a percentage of net sales, were 20.9% in fiscal 1998, compared to 20.1% in 1997 and 20.6% in 1996. These operating expenses in dollar terms increased 19.3% to $61,678,000 in fiscal 1998 and 6.0% to $51,708,000 in fiscal 1997. In fiscal 1998, the increase resulted primarily from added expenses from companies acquired as well as expenses related to bringing more services related business on line, including fire service operations. Additionally, payroll increases, increases in occupancy costs related to additional locations acquired and the result of a significant sale-and-leaseback transaction in 1998 added to the higher operating costs relative to sales levels in 1998 as compared to 1997. The primary reason for the decrease in fiscal year 1997 was that fewer acquisitions were completed in 1997 than in fiscal 1996, the year in which the acquisition of the businesses of Safety Centers, Inc. and All Supplies occurred.

NET EARNINGS

  Consolidated net earnings as a percentage of net sales were 3.5%, 3.4% and 3.4% for fiscal years 1998, 1997 and 1996 respectively. Fiscal year 1998 net earnings of $10,235,000, or $1.39 per diluted share, represented a 16.8% increase compared to fiscal 1997. Fiscal year 1997 net earnings or $8,764,000, or $1.19 per diluted share, represents a 9.7% increase over fiscal 1996.

  The increase in 1998 over 1997 is primarily attributable to increased earnings of foreign affiliates, higher overall sales, and in part related to acquisitions and better operating results from the manufacturing segment's eyewear business. Continued price competition in the Company's core domestic distribution lines partially offset these gains in 1998.

EARNINGS FROM FOREIGN AFFILIATES, INTEREST AND DIVIDEND INCOME, AND OTHER INCOME (EXPENSE)

  Earnings from foreign affiliates, net to the Company, were $3,426,000 at May 31, 1998 versus $1,453,000 for the year ended May 31, 1997. The earnings are from the Company's 50% equity position in its Mexican affiliate (Proveedora) and Canadian affiliate (Century Sales). Through the recognition of an exchange rate variance in 1998 related to the Mexican peso, the total investment in foreign affiliates was reduced by $338,000. The earnings from the Mexican affiliate were significantly enhanced in 1998 through completion of a large services contract with government-owned Pemex. The earnings recorded from Century Sales, whose functional currency is the Canadian dollar were negatively impacted by the falling value of that currency versus the U.S. dollar.

  Interest and dividend income decreased in 1998 by $54,000 to $198,000 when compared to fiscal year 1997 due to lower cash levels available for investment. Interest expense increased in 1998 by $120,000 and in 1997 by $15,000 primarily due to the increased levels of long-term debt added from acquisition transactions in the Company's distribution operations, as well as slightly higher rates in 1998 for the variable rate industrial development bonds outstanding for Encon.

  In 1998, other income, net increased to $1,085,000 due primarily to earnings from the Lion-Vallen Limited Partnership of $771,000, and a gain on sale of real estate of $574,000, offset by the loss on an equity accounting basis of $131,000 in 1998 from Vallen's investment in Nuclear Utility Products, as well as amortization of intangible assets including goodwill. Comparatively, in 1997, the earnings from the Lion-Vallen Partnership totaled $699,000, gains on sale of real estate totaled $416,000 and equity loss from investment in Nuclear Utility Products was $303,000. In 1996, other expense, net increased $4,000 due primarily to increased amortization of intangibles from acquisition activity and by the loss on an equity accounting basis of $169,000 from the investment in Nuclear Utility Products, Inc.

INCOME TAXES

  The effective tax rates for fiscal years 1998, 1997 and 1996 were 32.0%, 35.4% and 35.2%, respectively. The effective tax rate in 1998 was lower than the previous two years primarily due to the increase in equity earnings provided by foreign operation relative to overall taxable income from domestic operations, as well as the results of tax savings strategy at the state taxation level.

EFFECT OF IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and replace the presentation of Primary EPS with Basic EPS and replace Fully Diluted EPS with Diluted EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Company adopted SFAS 128 beginning in fiscal year 1998.

  During 1997, the FASB issued SFAS No. 129, SFAS No. 130 and SFAS No. 131. SFAS No. 129, "Disclosure of Information about Capital Structure," consolidates existing disclosure requirements and has no impact on the Company's financial statements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying the components of comprehensive income and will be adopted by the Company in fiscal year 1999. (The Statement requires additional disclosures, but has no impact on consolidated net earnings.) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for determining operating segments and reporting segment information. SFAS No. 131 will be adopted by the Company for its fiscal year 1999 annual report. The Company has not completed its evaluation of the effects of SFAS No. 131 on its financial statements, but it does not appear that the effects will be significant.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The net cash provided (used) by operations for fiscal years 1998, 1997 and 1996 was $(2,955,000), $2,998,000, and $9,549,000 respectively. The major decrease in cash provided in 1998 related to the significant increase in undistributed earnings of foreign affiliates, and the net increase in receivables and inventories from expansion in the distribution business. Net cash provided from investing activities totaled $1,236,000 for fiscal 1998, compared to a net cash used position in 1997 of $2,831,000 and in 1996 of $11,474,000. The primary increase in proceeds from investing in 1998 related to the sale of real estate. Vallen entered into a 10 year sale and leaseback transaction related to six previously owned distribution center sites in the U.S. Additionally, the Company sold the Corporate office location for approximately $1.8 million in May, 1998. This was partially offset by increased spending in 1998 versus 1997 for capital asset acquisitions, primarily for building improvements at regional hub centers and computer hardware and software. Additionally, cash used in acquisition of businesses totaled $3,384,000 in 1998. Net cash used in investing activities in 1997 was significantly lower than in 1996, as business acquisition activity was significantly higher in 1996.

  Long-term debt increased in 1998 in the net amount of $2,663,000, resulting from additional borrowings under bank lines of credit for acquisitions and business expansion purposes, offset in part by debt repaid relative to mortgages outstanding at the dates of sale of related real estate. Total long-term debt, including current maturities, at May 31, 1998, 1997 and 1996, respectively was $13,631,000, $10,968,000 and $11,169,000.

  The Company's financial position remains strong with working capital of $77.8 million, and a current ratio of 4.7 to 1. In addition to internal cash flow sources, the Company has unused committed borrowing capacity through major commercial banks. Management believes that its resources are more than adequate to fund working capital and normal expansion plans, including planned capital expenditure levels, at this time.

LONG-TERM OBLIGATIONS

  On March 28, 1990, the Company issued $2,750,000 in industrial development bonds (See Note 4 of Notes to Consolidated Financial Statements). The bonds are secured by a letter of credit agreement and further secured by a lien upon a manufacturing facility in Houston constructed with the proceeds.

  On December 1, 1994, the Company signed a long-term loan with a bank for $1,720,000. The loan is secured by a mortgage on the regional distribution center and surrounding property in Bolingbrook, Illinois. The outstanding balance was paid off in 1998 upon sale of the related real estate

  On July 24, 1995, Vallen Safety entered into an unsecured facility with a major bank. The facility has been subsequently amended so that borrowing capacity under the facility is $12 million. The Agreement has been amended in 1996, 1997 and 1998 to extend the onset of the beginning amortization period by one year. The impact of these amendments has been to reclassify $1,470,000 and $852,000 to non-current debt category in 1998 and 1997, respectively. As of May 31, 1998, $9.8 million is outstanding under the facility. See further details of the Agreement in Note 4 to the financial statements.

  Concurrent with the purchase of a majority of the outstanding stock of Superior Safety of Ontario, Canada in October 1997 and the simultaneous merger of Superior into Vallen Safety Supply Company, Ltd., bank debt in the amount of $831,000 (Canadian) was assumed. As of May 31, 1998, the outstanding debt under this facility was equal to $1,080,000 (Canadian), or $753,000 (U.S.) See note 4 to the fiscal year 1998 financial statements for further details.

  Other long term debt relates to other obligations related to acquisition payouts.

IMPACT OF INFLATION

  Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended May 31, 1998. The Company has generally been able to pass along price increases from its manufacturing suppliers.

CAPITAL EXPENDITURES

  During fiscal 1998 the Company invested $3,214,000 in capital assets for its distribution segment and $986,000 for its manufacturing segment. The distribution expenditures were primarily comprised of $559,000 for rental equipment, $1,026,000 for buildings and improvements, $936,000 for new computer hardware and software, $693,000 for fixtures and operating equipment. The manufacturing expenditures were primarily for tools, dies and computer equipment used in the manufacturing process.

  The capital expenditure program for the 1999 fiscal year is expected to total approximately $3,500,000. Of this total, expenditures for equipment and molds for the manufacturing group are projected to be approximately $1,800,000. The remainder is spread among warehouse fixtures and equipment, vehicles and order processing equipment. Management anticipates funding its commitments for capital expenditures with cash generated from operations and/or its borrowing capacities.

YEAR 2000

  The Company has conducted a comprehensive review of its internal computer systems and applications to identify those that might be affected by the year 2000 issue and has developed an implementation plan to resolve the year 2000 issue. The Company is in the process of correcting or replacing those systems and applications which are not currently year 2000 compliant. The Company believes it will be able to modify or replace its affected systems and applications in time to avoid any material detrimental impact on its operations.

  The Company will incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the year 2000 issue. The preliminary expense estimate for year 2000 corrective and replacement activities ranges from $200,000-$500,000, a portion of which would have been incurred as part of normal system and application upgrades.

  It is anticipated that all year 2000 compliance efforts will be complete by mid-fiscal year 1999, including testing. However, if such modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material impact on the operations of the Company. The Company is also working to ensure that products purchased by Vallen, as well as services utilized by Vallen, will be year 2000 compliant. However, no assurance can be given that such compliance will happen.

FORWARD LOOKING INFORMATION

  The information discussed herein includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (The "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward looking statements. Although the Company believes that such forward looking statements reasonably reflect expected outcomes, certain risks and assumptions are involved, and there is no conclusive evidence that such expectations will ultimately prove correct. Factors which may come into play which could cause actual results to vary from anticipated results include acquisition programs involved in expansion strategies, market competition affecting operating margins, the Company's ability to compete successfully with other competitors for the same markets (some of whom may be larger and have greater resources than the Company), ability to obtain products needed to remain competitive over long periods of time, ability to continue to produce technically competitive products in its manufacturing segment, possible exchange rate fluctuations related to affiliates in other countries, and changes in regulatory requirements in its geographic markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VALLEN CORPORATION AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   PAGE
 REFERENCE
 ---------
     14    --  Report of KPMG Peat Marwick LLP, Independent Auditors.
     15    --  Consolidated Balance Sheets-- May 31, 1998 and 1997.
     16    --  Consolidated Statements of Earnings -- Years ended May 31, 1998,
               1997 and 1996.
     17    --  Consolidated Statements of Shareholders' Equity -- Years ended
               May 31, 1998, 1997 and 1996
     18    --  Consolidated Statements of Cash Flows -- Years ended May 31,
               1998, 1997 and 1996.
     19    --  Notes to Consolidated Financial Statements.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vallen Corporation

  We have audited the consolidated balance sheets of Vallen Corporation and subsidiaries as of May 31, 1998 and 1997 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vallen Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
July 20, 1998

                      VALLEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                                                 MAY 31,
                                                            ------------------
                          ASSETS                              1998      1997
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  1,041  $    801
  Investment securities, at cost which approximates market.    3,000     2,050
  Accounts receivable, less allowance for doubtful accounts
   of $518 and $293 at May 31, 1998 and 1997, respectively.   48,382    35,168
  Notes receivable, affiliate..............................       --       650
  Inventories (Note 2).....................................   42,340    36,301
  Prepaid expenses and other current assets................    4,211     2,580
                                                            --------  --------
    Total current assets...................................   98,974    77,550
                                                            --------  --------
Property, plant and equipment, at cost (Note 3)............   37,825    43,916
  Less accumulated depreciation and amortization...........   24,175    23,704
                                                            --------  --------
    Net property, plant and equipment......................   13,650    20,212
Notes receivable, non-current, affiliate...................      557       557
Investment in foreign affiliates, net (Note 8).............   13,138     9,712
Intangibles, net of accumulated amortization of $2,506 and
 $2,072 at May 31, 1998 and 1997, respectively.............    6,919     5,678
Other......................................................    3,331     3,693
                                                            --------  --------
                                                            $136,569  $117,402
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Ccurrent liabilities:
  Current maturities of long-term debt (Note 4)............ $    898  $    543
  Accounts payable.........................................   14,316    11,469
  Accrued liabilities......................................    5,178     2,075
  Income taxes payable.....................................      789       454
                                                            --------  --------
    Total current liabilities..............................   21,181    14,541
                                                            --------  --------
Long-term debt, excluding current maturities (Note 4)......   12,733    10,425
Deferred income taxes (Note 6).............................      973     1,097
Minority interest..........................................     (133)       --
Other non-current liabilities..............................      945        --
Shareholders' equity (Note 5):
  Preferred stock, $1.00 par value; 1,000,000 shares
   authorized and unissued at May 31, 1998 and 1997........
  Common stock $.50 par value; 20,000,000 shares
   authorized; 9,758,075 issued and 7,249,658 outstanding
   at May 31, 1998 and 9,740,874 issued and 7,278,707
   outstanding at May 31, 1997.............................    4,879     4,871
  Additional paid-in capital...............................    6,544     6,076
  Translation adjustment...................................     (776)     (773)
  Retained earnings........................................   94,014    83,779
                                                            --------  --------
                                                             104,661    93,953
  Less cost of common shares held in treasury (2,508,417
   and 2,462,167 shares at May 31, 1998 and 1997,
   respectively)...........................................    3,791     2,614
                                                            --------  --------
    Total shareholders' equity.............................  100,870    91,339
                                                            --------  --------
Commitments and contingencies (Notes 7 and 9)..............
                                                            $136,569  $117,402
                                                            ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

              (THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE AMOUNTS)

                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Net sales........................................ $294,863  $257,786  $237,042
Cost of sales....................................  222,025   194,060   176,396
                                                  --------  --------  --------
Gross profit.....................................   72,838    63,726    60,646
Selling, general and administrative expenses
 (Notes 7 and 9).................................   61,678    51,708    48,793
                                                  --------  --------  --------
Operating income.................................   11,160    12,018    11,853
Earnings from foreign affiliates, net (Note 8)...    3,426     1,453     1,056
Interest and dividend income.....................      198       252       542
Interest expense (Note 4)........................     (809)     (689)     (674)
Other income (expense), net......................    1,085       526      (443)
                                                  --------  --------  --------
Earnings before income taxes.....................   15,060    13,560    12,334
Income taxes (Note 6)............................    4,825     4,796     4,347
                                                  --------  --------  --------
Net earnings..................................... $ 10,235  $  8,764  $  7,987
                                                  ========  ========  ========
Net earnings per common share:
  Basic.......................................... $   1.41  $   1.21  $   1.10
                                                  ========  ========  ========
  Diluted........................................ $   1.39  $   1.19  $   1.09
                                                  ========  ========  ========
Weighted average number of common shares
 outstanding:
  Basic..........................................    7,273     7,269     7,242
                                                  ========  ========  ========
  Diluted........................................    7,365     7,335     7,337
                                                  ========  ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AMOUNTS)

                           SHARES OF
                            COMMON           ADDITIONAL                                    TOTAL
                          STOCK, $.50 COMMON  PAID-IN   TRANSLATION RETAINED TREASURY  SHAREHOLDERS'
                           PAR VALUE  STOCK   CAPITAL   ADJUSTMENT  EARNINGS  STOCK       EQUITY
                          ----------- ------ ---------- ----------- -------- --------  -------------
Balance at May 31, 1995.   9,713,884  $4,857   $3,955      $(417)   $67,028  $(2,741)    $ 72,682
Net earnings............          --      --       --         --      7,987       --        7,987
Employee stock purchases
 (Note 5)...............      12,991       7      171         --         --       --          178
Exercise of stock
 options (Note 5).......          --      --    1,699         --         --      127        1,826
Currency translation
 adjustment.............          --      --       --       (356)        --       --         (356)
                           ---------  ------   ------      -----    -------  -------     --------
Balance at May 31, 1996.   9,726,875  $4,864   $5,825      $(773)   $75,015  $(2,614)    $ 82,317
Net earnings............          --      --       --         --      8,764       --        8,764
Employee stock purchases
 (Note 5)...............      13,999       7      223         --         --       --          230
Stock transactions......          --      --       28         --         --       --           28
                           ---------  ------   ------      -----    -------  -------     --------
Balance at May 31, 1997.   9,740,874  $4,871   $6,076      $(773)   $83,779  $(2,614)    $ 91,339
Net earnings............          --      --       --         --     10,235       --       10,235
Employee stock purchases
 (Note 5)...............      14,201       7      226         --         --       --          233
Exercise of stock
 options (Note 5).......       3,000       1      242         --         --       17          260
Stock transactions......          --      --       --         --         --   (1,194)      (1,194)
Currency translation
 adjustment.............          --      --       --         (3)        --       --           (3)
                           ---------  ------   ------      -----    -------  -------     --------
Balance at May 31, 1998.   9,758,075  $4,879   $6,544      $(776)   $94,014  $(3,791)    $100,870



          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (THOUSANDS OF DOLLARS)

                                                       YEAR ENDED MAY 31,
                                                    ---------------------------
                                                      1998     1997      1996
OPERATING ACTIVITIES:                               --------  -------  --------
  Net earnings....................................  $ 10,235  $ 8,764  $  7,987
  Adjustments to reconcile net earnings to net
   cash
   Provided by operating activities:
   (Gain) loss on disposition of property, plant &
    equipment.....................................      (583)    (421)      (60)
   Depreciation and amortization..................     3,744    3,421     3,439
   Change in deferred income taxes................      (383)    (230)      106
   Undistributed earnings of foreign affiliates,
    net...........................................    (3,426)  (1,453)     (702)
   Undistributed earnings from U.S. partnership,
    net...........................................      (480)    (699)      (65)
   Loss from affiliate, net.......................       145      303       169
   Change in minority interest of majority-owned
    affiliate.....................................      (133)      --        --
  Decrease (increase) in investment securities....      (950)     (49)    5,254
  (Increase) in accounts receivable...............   (12,088)  (2,166)   (1,538)
  (Increase) in inventories.......................    (5,362)  (1,273)   (3,086)
  Decrease (increase) in notes receivable,
   current........................................       650     (503)      265
  (Increase) decrease in prepaid expenses & other
   current assets.................................    (1,280)   2,077    (1,992)
  (Increase) decrease in other assets.............       651   (1,048)   (1,003)
  Increase (decrease) in accounts payable & other
   current liabilities............................     6,305   (3,725)      775
                                                    --------  -------  --------
  Net cash provided by (used in) operating
   activities.....................................    (2,955)   2,998     9,549
INVESTING ACTIVITIES:
  Proceeds from disposition of assets.............     8,316      841        --
  Net additions to property, plant and equipment,
   net of effects of acquisitions.................    (4,200)  (2,832)   (1,628)
  Payments for acquisitions of businesses.........    (3,384)  (1,234)   (8,866)
  Decrease (increase) in notes receivable, non-
   current........................................        --    1,042        --
  Investment in affiliates........................       504     (648)     (980)
                                                    --------  -------  --------
  Net cash provided by (used in) investing
   activities.....................................     1,236   (2,831)  (11,474)
FINANCING ACTIVITIES:
  Additions to long term debt.....................     5,594       --        --
  Reduction of long-term debt.....................    (2,931)    (427)      (72)
  Treasury stock transactions.....................    (1,194)      --        --
  Stock option transactions.......................       260       --        --
  Employee stock purchases........................       233      230       178
                                                    --------  -------  --------
  Net cash provided by (used in) financing
   activities.....................................     1,962     (197)      106
                                                    --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................       243      (30)   (1,819)
Effect of exchange rate changes on cash and cash
 equivalents......................................        (3)      --      (356)
Cash and cash equivalents at beginning of year....       801      831     3,006
                                                    --------  -------  --------
Cash and cash equivalents at end of year..........  $  1,041  $   801  $    831
                                                    ========  =======  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest payments...............................  $    729  $   760  $    555
  Income tax payments.............................  $  4,453  $ 4,600  $  3,846

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased assets or stock of Sheridan Safety, Inc. in fiscal year 1998. In fiscal year 1997, the Company purchased assets of Pagel Safety, Inc. and the safety distribution division of Southeast Rubber & Safety, Inc. In conjunction with the acquisitions, assets acquired, liabilities assumed and cash paid are as follows:

                                                         1998    1997    1996
                                                        ------  ------  -------
  Fair value of assets acquired........................ $2,298  $2,132  $15,961
  Cost in excess of net assets of companies acquired...  2,012     204    4,548
                                                        ------  ------  -------
  Total assets recorded................................  4,310   2,336   20,509
                                                        ------  ------  -------
  Liabilities assumed..................................   (926) (1,102)  (9,817)
  Stock issued for common stock and assets.............     --      --   (1,826)
                                                        ------  ------  -------
  Cash paid for common stock and assets................ $3,384  $1,234  $ 8,866
                                                        ======  ======  =======

         See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of Vallen Corporation (the Company) and its consolidated subsidiaries, Vallen Safety Supply Company (Vallen Safety), Encon Safety Products, Inc. (Encon), Safety World, Inc., All Supplies, Inc. (All Supplies), and Vallen Safety Supply Company, Limited. All significant inter-company transactions and amounts have been eliminated in consolidation. Investments in unconsolidated affiliates are included on the equity basis. Certain prior year amounts have been reclassified to conform with current year presentation.

  Investment Securities--The Company held only trading securities for investment in 1998, 1997 and 1996. Cost and estimated fair value were identical, therefore no unrealized gains or losses occurred in any year presented. Trading securities consist of obligations of states and political subdivisions and corporate issuers, and totaled $3,000,000 and $2,050,000 at May 31, 1998 and 1997, respectively.

  Inventory Valuation--Inventories are stated at the lower of cost (weighted average) for Vallen Safety and All Supplies, and lower of cost (first in, first out) for Encon, or market (replacement).

  Property, Plant and Equipment--Property, plant and equipment are stated at cost, less allowances for depreciation. Depreciation expense is computed using the straight line method over the estimated useful lives of the related assets. Estimated useful lives range from 5-30 years for buildings and improvements, 3-7 years for furniture, fixtures and other equipment, and 3-5 years for data processing equipment and software.

  Acquisitions--Acquisitions have been accounted for by the purchase method and, accordingly, the acquired company's assets are recorded at fair value as of the acquisition date. Results of operations are included from the date of acquisition.

  Intangibles--Goodwill, which represents purchase price in excess of fair value of net assets of acquired businesses, is amortized on a straight line basis over periods up to 40 years, and the related accumulated amortization was $601,000 and $507,000 at May 31, 1998 and 1997, respectively. Other intangibles are amortized over their statutory or estimated useful lives. Accumulated amortization of these other intangibles was $1,905,000 and $1,565,000 at May 31, 1998 and 1997, respectively.

  Income Taxes--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Uses of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Fair Value of Financial Instruments--The carrying values of cash and cash equivalents approximates the fair value due to short term return of these instruments. The carrying value of accounts receivable and payable, notes receivable and accrued liabilities are considered to approximate fair value due to the short term nature of these instruments. The carrying value of long term debt is estimated to approximate fair value based on the company's incremental borrowing rate for similar types of borrowing arrangements.

                      VALLEN CORPORATION AND SUBSIDIARIES

  Impairment of Long Lived Assets--In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. Effective June 1, 1995, the Company adopted SFAS 121. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other non-current assets related to specifically acquired assets may be impaired, an evaluation of the recoverability of currently recorded costs would be made. If an evaluation is required, the estimated future value of undiscounted cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow value is required. Adoption of this standard did not have a material effect on the financial position or consolidated results of operations of the Company.

  Foreign Currency Translation--The appropriate functional currency is determined for each consolidated entity and each entity accounted for on the equity basis. The financial statements of entities for which the U.S. dollar is determined to be the appropriate functional currency under the requirements of SFAS 52, Foreign Currency Translation, are translated using appropriate current and historic exchange rates; any gains or losses from currency transactions for these entities are included in income for the current period. Assets and liabilities of all other entities are translated into U.S. dollars from their functional currencies using current exchange rates at the balance sheet date, and income and expense accounts at the average exchange rates during the year, with gains or losses from translation being accumulated in a separate shareholders' equity account. Transaction gains and losses are recognized in income for the current period.

  Foreign currency effects are summarized as follows: ($000)

                                                                1998 1997 1996
                                                                ---- ---- ----
Effect of translation adjustments on net income (increase) de-
 crease in earnings............................................ $338 $59  $(56)
Currency translation losses charged directly to equity adjust-
 ment account.................................................. $  3 $--  $356

  Earnings Per Common Share--Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. In February 1997, the FASB issued SFAS 128, "Earnings Per Share", which supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and replace the presentation of Primary EPS with Basic EPS and replace Fully Diluted EPS with Diluted EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

  Statements of Cash Flows--For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                      VALLEN CORPORATION AND SUBSIDIARIES

NOTE 2. INVENTORIES

  Distribution subsidiaries including Vallen Safety Supply Company state inventories at the weighted-average valuation method in order to provide a better matching of inventory cost with the related revenues. The manufacturing subsidiary continues to utilize the first-in, first-out (FIFO) method.

  Inventory costs are summarized as follows:

                                                                     MAY 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                  (THOUSANDS OF
                                                                    DOLLARS)
      Raw materials............................................. $ 1,897 $ 1,329
      Work in process...........................................     746     705
      Finished goods............................................  39,697  34,267
                                                                 ------- -------
        Total inventories....................................... $42,340 $36,301
                                                                 ======= =======

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment costs are summarized as follows:

                                                                    MAY 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
      Land and improvements.................................... $   656 $ 2,875
      Buildings and improvements...............................   4,966  12,486
      Furniture, fixtures and other equipment..................  20,231  17,720
      Data processing equipment and software...................  11,972  10,835
                                                                ------- -------
        Total property, plant and equipment.................... $37,825 $43,916
                                                                ======= =======

  Maintenance and repairs are expensed as incurred. Gains and losses from sales, and retirements are recognized at the time of disposal. Depreciation provided for in selling, general and administrative expenses was $3,312,000, $2,974,000 and $3,149,000 for the years ended May 31, 1998, 1997 and 1996 respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES

NOTE 4. LONG-TERM DEBT

  Long-term debt is summarized as follows:

                                                                    MAY 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
Notes payable, bank (1).......................................  $ 9,800 $ 5,000
Variable rate, tax exempt, callable at par, industrial devel-
 opment Bonds due March 1, 2020; interest rate resets weekly
 (4.05% at May 31, 1998); secured by a letter of credit, fur-
 ther secured by a manufacturing facility with a depreciated
 cost of $2,033 at May 31, 1998...............................    2,750   2,750
Demand loan from a Canadian Bank ($1,080 Canadian) bearing in-
 terest at the prime rate plus 1.25% (effective borrowing cost was 7.28% as of May 31, 1998) secured by general assignment of accounts receivable of Vallen Safety Supply Company, Lim-
 ited.........................................................      753      --
9.9% mortgage note payable to a bank, due in equal monthly in-
 stallments, final installment due December 1, 2020; secured by land and building with a depreciated cost of $2,016 at May
 31, 1997.....................................................       --   1,452
9 1/8% first mortgage note payable to an insurance company,
 due in equal monthly installments, final installment due May
 1, 2008; secured by land and building with a depreciated cost
 of $916 at May 31, 1997......................................       --     803
Other notes payable...........................................      328     963
                                                                ------- -------
  Total long-term debt........................................   13,631  10,968
Less current maturities.......................................      898     543
                                                                ------- -------
  Long-term debt, less current maturities.....................  $12,733 $10,425
                                                                ======= =======

  Debt maturities for the five fiscal years subsequent to May 31, 1998 are $898,000, $1,578,000, $2,623,000, $2,405,000, and $3,377,000, respectively, and $2,750,000 thereafter.
--------
(1) On July 24, 1995, Vallen Safety entered into a working capital credit facility with a major commercial bank. On October 24, 1997, the credit facility was increased to $12 million. The unsecured revolving credit facility provides, at Vallen Safety's option, interest at the prime rate or LIBOR + .75%. Fees related to the facility are not material. The interest rate at May 31, 1998 was 6.475% for $5 million drawn under the facility, and 6.375% for an additional $4.8 million drawn under the facility. Vallen Safety is required, under this agreement, to maintain financial ratios and maintain a minimum tangible net worth of not less than $20,000,000 at any time during the period of the Credit Agreement plus 70% of the income added subsequent to October 24, 1997. On July 7, 1998 due dates for payments under the terms portion of the loan and final principal payment dates were extended by one year, effectively reclassifying $1,470,000 of the note balance at May 31, 1998 as non-current.

NOTE 5. STOCK PLANS

  The Company has a stock option plan for key employees, (the "Plan") and has reserved for issuance 1,125,000 shares of its common stock. The Plan authorizes the Company to grant to its key employees options to purchase shares of common stock at prices per share equal to the fair market value of such stock at the date of grant.

  Under the stock option plan, options have been granted and are outstanding as to 266,000 shares as of May 31, 1998. These options are exercisable in increments of 33 1/3%, beginning in years after fiscal 1993, should the Company achieve three specified consolidated earnings per share targets. The Company achieved basic

                      VALLEN CORPORATION AND SUBSIDIARIES
earnings per share of $1.41 for the year ended May 31, 1998 and $1.21 for the year ended May 31, 1997. These earnings levels resulted in vesting of 1/3 of the options outstanding as of the end of fiscal years 1997 and 1998. Based upon outstanding options as of May 31, 1998, 177,422 of the options are exercisable as of that date.

  In connection with the acquisition of 100% of the capital stock of All Supplies in August, 1995, the Compensation Committee and the Board of Directors of the Company approved the issuance of 100,000 options to the former owner of All Supplies under terms of an employment agreement. These options are exercisable in increments of 33 1/3%, beginning in fiscal year 1996, should the Company achieve these specified consolidated earnings per share targets, and should All Supplies achieve certain sales and gross profit levels for the same fiscal year. These levels were not achieved as of fiscal year ended May 31, 1998.

  Information relating to stock options is summarized as follows:

                                                                  OPTIONS PRICE
                                                        SHARES   RANGE PER SHARE
                                                        -------  ---------------
  Balance outstanding, at May 31, 1995................. 278,000   $12.75-$15.75
  Expired.............................................. (21,000)         $15.75
  Granted in All Supplies acquisition (see above)...... 100,000          $14.75
                                                        -------
  Balance outstanding, at May 31, 1996................. 357,000   $12.75-$15.75
  Granted..............................................  51,000   $18.20-$18.75
                                                        -------
  Balance outstanding, at May 31, 1997................. 408,000   $12.75-$18.75
  Exercised............................................ (16,000)  $12.75-$18.75
  Expired.............................................. (26,000)  $12.75-$18.75
                                                        -------
  Balance outstanding at May 31, 1998.................. 366,000   $12.75-$18.75
  Options exercisable at May 31, 1998.................. 177,422   $12.75-$18.75

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

  The Company adopted an employee stock purchase plan effective January 1, 1991. The Company has reserved for issuance 675,000 shares of its common stock to be used in the plan. The plan allows eligible employees to purchase shares at 85% of the lower of market value on January 1 or December 31. The difference between the employees' actual purchase price and the price on December 31 is compensation expense to the Company. Employee stock purchase plan expense was $34,000, $35,000 and $24,000 for the years ended May 31, 1998, 1997 and 1996 respectively.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which established financial accounting and reporting standards for stock-based employee compensation plans. Under this method compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Opinion No. 25. The Company elected to continue to measure compensation cost in accordance with APB No. 25 and therefore must comply with the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock

                      VALLEN CORPORATION AND SUBSIDIARIES
option plans. If the Company had recognized compensation cost on its stock option plan based on the fair value at the grant date for awards made after 1995, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           YEAR ENDED MAY 31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------- ------ ------
                                                              (THOUSANDS OF
                                                           DOLLARS, EXCEPT FOR
                                                           PER SHARE AMOUNTS)
      Net income--as reported............................ $10,235 $8,764 $7,987
      Net income--pro forma.............................. $10,091 $8,602 $7,959
      Basic earnings per share--as reported.............. $  1.41 $ 1.21 $ 1.10
      Basic earnings per share--pro forma................ $  1.39 $ 1.19 $ 1.09

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                                  1997    1996
                                                                 ------- -------
      Expected dividend yield...................................  None    None
      Expected stock price volatility...........................   30%     32%
      Risk-free interest rate...................................  5.86%   5.79%
      Weighted average expected life of options................. 5 years 4 years

  The weighted average fair value of stock options granted for 1997 and 1996 is $5.19 per share and $4.35 per share, respectively.

NOTE 6. INCOME TAXES

  Income tax expense (benefit) consists of:

                                                          YEAR ENDED MAY 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (THOUSANDS OF
                                                               DOLLARS)
      Current:
        Federal......................................... $4,204  $4,464  $3,913
        State...........................................  1,220     562     490
        Foreign.........................................    (66)     --      --
                                                         ------  ------  ------
                                                          5,358   5,026   4,403
      Deferred:
        Federal.........................................   (533)   (230)    (56)
                                                         ------  ------  ------
                                                         $4,825  $4,796  $4,347
                                                         ======  ======  ======

  The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the federal statutory income tax rates in effect in 1998, 1997 and 1996, to earnings before income taxes were as follows:

                                                         YEAR ENDED MAY 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
                                                            (THOUSANDS OF
                                                              DOLLARS)
      Tax expense at statutory rates................... $ 5,230  $4,646  $4,217
      State tax expense, net of federal benefit........     793     371     323
      Non-includable foreign earnings..................  (1,219)   (471)   (298)
      Other, net.......................................      21     250     105
                                                        -------  ------  ------
                                                        $ 4,825  $4,796  $4,347
                                                        =======  ======  ======

                      VALLEN CORPORATION AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1998 and 1997 are presented below.

                                                                  1998    1997
                                                                 ------  ------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
Deferred tax assets:
  Inventories, principally due to additional costs inventoried for tax purposes............................................. $  951  $  776
  Other.........................................................    136      52
                                                                 ------  ------
    Total deferred tax assets...................................  1,087     828
Deferred tax liabilities:
  Plant and equipment, principally due to differences in
   depreciation.................................................    497     745
  Software development expensed for tax.........................    262     225
  Accelerated property tax deduction............................    214     127
                                                                 ------  ------
    Total deferred tax liability................................    973   1,097
                                                                 ------  ------
    Net deferred tax liability (asset).......................... $ (114) $  269
                                                                 ======  ======

  There is no valuation allowance for the fiscal years ended May 31, 1998 or May 31, 1997. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

  Deferred tax assets are included in the prepaid expenses and other current assets category on the Consolidated Balance Sheets.

NOTE 7. PROFIT SHARING, DEFERRED COMPENSATION AND BONUS INCENTIVE PLANS

  The Company has established a profit sharing trust which covers substantially all employees. The Company makes quarterly cash contributions of 10% of the net earnings of consolidated U.S, domestic operations, as defined by the trust agreement. Total profit sharing expense for the years ended May 31, 1998, 1997 and 1996 was $712,000, $729,000 and $632,000, respectively.

  During December 1990, the Company amended the profit sharing plan to include a 401(k) deferred compensation plan covering a majority of the Company's employees. Under the terms of the 401(k) plan, the Company makes matching contributions equal to 25% of the participants' contributions subject to certain participant vesting requirements. Total Company 401(k) contribution expense for the years ended May 31, 1998, 1997 and 1996 was $341,000, $320,000 and $338,000, respectively.

  The Company also has bonus incentive plans for its officers, managers and other key employees. Cash bonuses are awarded based on incentive award schedules which measure achievement of individual and corporate objectives, among other factors. Bonus incentive plan expense was $1,115,000, $601,000 and $729,000, for the years ended May 31, 1998, 1997 and 1996, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES

NOTE 8. INVESTMENT IN FOREIGN AFFILIATES

  The Company's investments in foreign affiliates includes a 50% ownership interest in Proveedora de Seguridad Industrial del Golfo S.A. (Mexico), which was acquired December 17, 1992; and a 50% ownership interest in Century Sales and Service Limited (Canada), which was acquired June 6, 1995. A summary of investment in foreign affiliates is as follows (dollars in thousands):

Amount of original investment......................................... $ 7,239
Translation adjustment (unrealized) adjusted in equity section of
 balance sheet........................................................    (773)
Equity earnings since acquisition, net of goodwill amortization and
 foreign currency translation amounts recognized in income............   6,672
                                                                       -------
Investment at May 31, 1998............................................ $13,138
                                                                       =======

  Under the terms of the Stock Purchase Agreement, the Company has the option to elect to purchase the remaining 50% of the outstanding capital stock of Century Sales at either five or six years from the date of the original stock purchase transaction, based upon formulas contained in the Agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

  The Company conducts certain operations from leased premises under noncancellable operating leases. Under the terms of some of the leases, the Company pays taxes, maintenance, insurance and certain other operating expenses. Various computer, transportation and other equipment is also leased under short-term operating leases. Where applicable, management generally intends to renew leases that expire during the normal course of business. Rental expense for the years ended May 31, 1998, 1997 and 1996 amounted to $2,935,000, $2,367,000 and $1,689,000, respectively. Lease commitments for noncancellable operating leases for the five fiscal years subsequent to May 31, 1998 are $3,481,000, $2,529,000, $2,032,000, $1,835,000 and $1,499,000
respectively.

  Certain claims that result from litigation incurred in the ordinary course of business have been asserted against the Company. Management believes that the ultimate resolution of such matters will not materially affect the financial position or results of operations of the Company.

NOTE 10. CONCENTRATION OF CREDIT RISK

  The Company has a broad customer base, representing many diverse industries, doing business in most regions of the United States and in Mexico and Canada. The Company evaluates credit risks on an individual customer basis before extending credit, and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts. In each of the years ended May 31, 1998, 1997 and 1996, no single customer accounted for more than 10% of consolidated sales. Letters of credit are required on most foreign sales, except to customers in Mexico and Canada. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

                      VALLEN CORPORATION AND SUBSIDIARIES

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

                                                       YEAR ENDED MAY 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (THOUSANDS OF DOLLARS)
Net sales:
  Distribution.................................... $281,185  $245,221  $223,722
  Manufacturing...................................   19,925    19,066    20,411
                                                   --------  --------  --------
                                                    301,110   264,287   244,133
  Intersegment sales..............................   (6,247)   (6,501)   (7,091)
                                                   --------  --------  --------
                                                   $294,863  $257,786  $237,042
                                                   ========  ========  ========
Operating income:
  Distribution.................................... $ 11,503  $ 11,305  $ 10,338
  Manufacturing...................................    3,797     4,026     4,966
                                                   --------  --------  --------
                                                     15,300    15,331    15,304
  Corporate general and administrative expenses...   (4,140)   (3,313)   (3,451)
                                                   --------  --------  --------
    Total......................................... $ 11,160  $ 12,018  $ 11,853
                                                   ========  ========  ========
Identifiable assets:
  Distribution.................................... $125,224  $107,413  $102,349
  Manufacturing...................................   11,345     9,989     9,314
                                                   --------  --------  --------
    Total......................................... $136,569  $117,402  $111,663
                                                   ========  ========  ========
Capital expenditures:
  Distribution.................................... $  3,214  $  1,516  $  1,458
  Manufacturing...................................      986     1,024       226
                                                   --------  --------  --------
    Total......................................... $  4,200  $  2,540  $  1,684
                                                   ========  ========  ========
Depreciation and amortization:
  Distribution.................................... $  3,182  $  3,066  $  3,040
  Manufacturing...................................      562       355       399
                                                   --------  --------  --------
    Total......................................... $  3,744  $  3,421  $  3,439
                                                   ========  ========  ========

                      VALLEN CORPORATION AND SUBSIDIARIES

  Summarized financial information for significant unconsolidated subsidiaries: The Company uses the equity method of accounting for investments in unconsolidated subsidiaries over which it exercises ownership of 20%- 50%. The summarized balance sheet and income statement information presented below includes amounts related to the following significant equity investees:
Proveedora de Seguridad Industrial Del Golfo, S.A. (Mexico) (50%), Century Sales & Service Limited (Canada) (50%), Lion-Vallen Limited Partnership (LVI) (Texas) (50%), and Nuclear Utility Products, Inc. (NUPRO) (Delaware) (50%). The summarized financial information below includes 100% of the individual companies' assets, liabilities, revenues, and expenses as of and for the years ended May 31, 1998 and 1997.

                                                      YEAR ENDED MAY 31,
                                                -------------------------------
                                                 1998    1997    1998    1997
                                                ------- ------- ------- -------
                                                    FOREIGN        DOMESTIC
                                                --------------- ---------------
                                                    (THOUSANDS OF DOLLARS)
Current assets................................. $31,713 $25,468 $ 6,872 $ 7,240
Non-current assets.............................   5,270   4,391     377     476
                                                ------- ------- ------- -------
Total assets................................... $36,983 $29,859 $ 7,249 $ 7,716
                                                ======= ======= ======= =======
Current liabilities............................ $14,668 $13,148 $ 1,376 $ 2,640
Non-current liabilities........................   1,538   2,810   3,269   3,238
                                                ------- ------- ------- -------
Total liabilities.............................. $16,206 $15,958 $ 4,645 $ 5,878
                                                ======= ======= ======= =======
Net sales...................................... $79,277 $61,445 $19,060 $17,044
Gross profit...................................  21,981  16,995   3,358   2,967
Income from continuing operation...............   9,553   4,963   1,467   1,022
Net income..................................... $ 6,978 $ 3,475 $ 1,346 $   835

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's quarterly operating results for 1998 and 1997 are summarized as follows:

                                                     QUARTER ENDED
                                       -----------------------------------------
                                       AUGUST 31 NOVEMBER 30 FEBRUARY 28 MAY 31
                                       --------- ----------- ----------- -------
                                                (THOUSANDS OF DOLLARS,
                                             EXCEPT FOR PER SHARE AMOUNTS)
1998
Net sales............................   $64,278    $75,138     $75,639   $79,808
                                        =======    =======     =======   =======
Gross profit.........................    15,775     18,326      18,309    20,428
                                        =======    =======     =======   =======
Net earnings.........................     1,819      2,524       2,444     3,448
                                        =======    =======     =======   =======
Net earnings per common share--basic.       .25        .35         .33       .48
                                        =======    =======     =======   =======
1997
Net sales............................   $59,413    $63,797     $67,032   $67,544
                                        =======    =======     =======   =======
Gross profit.........................    14,875     15,757      16,049    17,045
                                        =======    =======     =======   =======
Net earnings.........................     1,604      2,148       2,078     2,934
                                        =======    =======     =======   =======
Net earnings per common share--basic.       .22        .30         .29       .40
                                        =======    =======     =======   =======

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides information as of August 1, 1998 regarding each of Vallen's executive officers:

                                                                           EXECUTIVE
          NAME           AGE          POSITION WITH THE COMPANY          OFFICER SINCE
          ----           ---          -------------------------          -------------
Leonard J. Bruce........  78 Chairman of the Board and Director              1960
James W. Thompson.......  47 President, C.E.O. and Director                  1994
Robin R. Hutton.........  52 Executive Vice President, Sales                 1981
Leighton J. Stephenson..  50 Vice President--Finance, Secretary and          1993
                             Treasurer
Kent M. Edwards.........  50 Vice President--Human Resources, Assistant      1990
                             Secretary
David G. Key............  42 Vice President and General Manager, Encon       1996
                             Safety Products, Inc.
David H. Dewey..........  48 Vice President                                  1998

  The terms of each officer will expire at the next annual meeting of directors or when his successor is elected and qualified.

  Mr. Bruce, who has over 50 years of experience in safety equipment distribution, founded the Company in 1947. He has been Chairman of the Board of Directors since 1960.

  Mr. Thompson joined the Company in June 1994 as President and Chief Operating Officer of Vallen Safety Supply Company. He was named President and Chief Executive Officer of Vallen Corporation in December 1994. He was formerly with Westburne Supply Company and Westinghouse Electric Supply Company. Mr. Thompson was elected to the Board of Directors in June 1994.

  Mr. Hutton has been with the Company since 1968. He was elected Vice President--Southwest Region in 1981 and after serving in several sales and managerial positions, including Marketing Manager of North Texas. He was named Executive Vice President of Sales in 1989.

  Mr. Stephenson has been employed with the Company since December 1993. Before joining Vallen, he was with United Artists Entertainment and worked six years with the audit firm of Coopers & Lybrand.

  Mr. Edwards has been with the Company since 1974. He has served Vallen in a variety of sales and staff positions including corporate level responsibilities for Administrative Services and Human Resources. He was named Vice President--Human Resources in 1990.

  Mr. Key joined the Company in March 1996 as General Manager of Encon Safety Products, Inc., the Company's manufacturing subsidiary. He was previously with 3M.

  Mr. Dewey has been with the company since 1972. He has served Vallen in a variety of sales and staff positions including Manager of the Southwest Region. He was named Vice President in 1998.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, items 10, 11, 12 and 13 have been incorporated by reference to the Company's definitive proxy statement complying with Regulation 14A involving the election of directors which will be filed with the Commission not later than 120 days after the close of its fiscal year.

                                    PART IV

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

  1. Consolidated Financial Statements, as listed in the Index to Financial
     Statements provided in response to Item 8 hereof. (see page 11 for Index)
  2. Financial Statement Schedules, as listed in the Index to Financial
     Statements provided in response to Item 8 hereof. (see page 11 for Index)
  3. The following exhibits are filed as part of this report:

    3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's 1990 Form 10-K as filed with the Securities and Exchange Commission on August 17, 1990 (the "1990
        Form 10-K").
   3ii. Bylaws of the Company as amended. Incorporated by reference is Exhibit
        3ii to the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on August 25, 1995 (the "1995 Form 10K".
   10a. Vallen Corporation Stock Incentive Plan, specimen Non-qualified Stock
        Option Agreement and specimen Stock Appreciation Rights Agreement.
        Incorporated by reference is Exhibit 5.1 to the Company's Registration
        Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979. *
   10b. Vallen Corporation 1985 Stock Option Plan for Key Employees.
        Incorporated by reference is Exhibit 10b to the Company's Form 10-K as filed with the Securities and Exchange Commission on August 27, 1985. *
   10c. Amendment to Vallen Corporation 1985 Stock Option Plan for Key
        Employees, as amended. Incorporated by reference is Exhibit 10c to the 1995 Form 10-K. *
   10d. Vallen Corporation 1990 Employee Stock Purchase Plan. Incorporated by
        reference is Exhibit 10d to the 1990 Form 10-K. *
   10e. Agreement dated June 6, 1994 between the Company and James W. Thompson.
        Incorporated by reference is Exhibit 10f to the Company's 1994 Form 10-
        K as filed with the Securities and Exchange Commission on August 17, 1994. *
   10f. Vallen Corporation Executive Incentive Compensation Plan. Incorporated by reference is Exhibit 10f to the Company's 1996 Form 10-K as filed with the Securities and Exchange Commission on August 9, 1996 (the
        "1996 Form 10-K"). *
    21. Subsidiaries of the Company. Incorporated by reference is Exhibit 21 to the Company's 1996 Form 10-K.
    23. Consent of KPMG Peat Marwick LLP--attached.
    27. Financial Data Schedule--attached.

--------
*  Management compensation agreement

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

                                          VALLEN CORPORATION

                                          By:     /s/ James W. Thompson
                                             ----------------------------------
                                                    James W. Thompson
                                                        President

Date: August 19, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                NAME                       CAPACITY                  DATE

  /s/    James W. Thompson           President, Principal     August 19, 1998
-----------------------------------   Executive Officer
         James W. Thompson            and Director

  /s/ Leighton J. Stephenson         Vice President--         August 19, 1998
-----------------------------------   Finance Principal
      Leighton J. Stephenson          Financial and
                                      Accounting Officer

  /s/      Kirby Attwell             Director                 August 19, 1998
-----------------------------------
           Kirby Attwell

  /s/    Leonard J. Bruce            Chairman of the Board    August 19, 1998
-----------------------------------   and Director
         Leonard J. Bruce

  /s/    Darvin M. Winick            Director                 August 19, 1998
-----------------------------------
         Darvin M. Winick

  /s/       John Myser               Director                 August 19, 1998
-----------------------------------
            John Myser

                               INDEX TO EXHIBITS

  Exhibit numbers are in accordance with exhibit table in Item 601 of Regulation S-K.

 23. --  Consent of KPMG Peat Marwick LLP.
 27. --  Financial Data Schedule.