Form 10-Q
period 1998-08-31
VALLEN CORP
filed 1998-10-09
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

             [x]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarterly period ended August 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 9, 1998:

                7,191,805 shares of Common Stock, $.50 Par Value

PART I
Item 1.    FINANCIAL STATEMENTS

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                AUGUST 31,
                                     ASSETS                                       1998                   MAY 31,
Current assets:                                                                (Unaudited)                 1998
                                                                              -------------            ------------
   Cash and cash equivalents                                                       $  1,318                $  1,041
   Investment securities, at cost which approximates market                           3,000                   3,000
   Accounts receivable, net                                                          46,435                  48,382
   Notes receivable, affiliate                                                          650                       -
   Inventories                                                                       40,185                  42,340
   Prepaid expenses and other current assets                                          4,386                   4,211
                                                                                   --------                --------
      Total current assets                                                           95,974                  98,974
                                                                                   --------                --------
Property, plant and equipment, at cost                                               38,228                  37,825
   Less accumulated depreciation and amortization                                    24,692                  24,175
                                                                                   --------                --------
      Net property, plant and equipment                                              13,536                  13,650
Notes receivable, non-current, affiliate                                                557                     557
Investment in foreign affiliates, net                                                14,078                  13,138
Intangibles, net of accumulated amortization                                          6,772                   6,919
Other                                                                                 3,677                   3,331
                                                                                   --------                --------
                                                                                   $134,594                $136,569
                                                                                   ========                ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $    778                $    898
   Accounts payable                                                                   9,595                  14,316
   Accrued liabilities                                                                5,761                   5,178
   Income taxes payable                                                                 797                     789
                                                                                   --------                --------
      Total current liabilities                                                      16,931                  21,181
                                                                                   --------                --------

Long-term debt, excluding current maturities                                         14,157                  12,733
Deferred income taxes                                                                   979                     973
Minority interest                                                                      (179)                   (133)
Other non-current liabilities                                                           773                     945
Shareholders' equity:
   Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;  20,000,000 shares
      authorized; 9,758,075 and 7,208,805 shares issued and
      outstanding at August 31, 1998, respectively, and
       9,758,075 and 7,249,658 issued and outstanding at
      May 31, 1998, respectively                                                      4,879                   4,879
   Additional paid-in capital                                                         6,621                   6,544
   Translation adjustment                                                              (759)                   (776)
   Retained earnings                                                                 95,897                  94,014
                                                                                   --------                --------
                                                                                    106,638                 104,661
   Less cost of common shares held in treasury (2,549,270 and
      2,508,417 shares at August 31, 1998 and
      May 31, 1998, respectively)                                                     4,705                   3,791
                                                                                   --------                --------
      Total shareholders' equity                                                    101,933                 100,870
                                                                                   --------                --------
                                                                                   $134,594                $136,569
                                                                                   ========                ========

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)

                                                                                        FIRST QUARTER ENDED
                                                                                             AUGUST 31,
                                                                               --------------------------------------
                                                                                      1998                1997
                                                                               ------------------   -----------------
Net sales                                                                                $72,936             $64,278

Cost of sales                                                                             55,133              48,503
                                                                                         -------             -------

Gross profit                                                                              17,803              15,775

Selling, general and administrative expenses                                              16,150              13,785
                                                                                         -------             -------

Operating income                                                                           1,653               1,990

Earnings from foreign affiliates, net                                                        940                 659

Interest and dividend income                                                                  73                  70

Interest expense                                                                            (195)               (174)

Other income (expense), net                                                                   42                  67
                                                                                         -------             -------

Earnings before income taxes                                                               2,513               2,612

Income taxes                                                                                 630                 793
                                                                                         -------             -------

Net earnings                                                                             $ 1,883             $ 1,819
                                                                                         =======             =======
Net earnings per common share - basic                                                    $  0.26             $  0.25
                                                                                         =======             =======
Net earnings per common share - diluted                                                  $  0.26             $  0.25
                                                                                         =======             =======
Weighted average number of common shares outstanding - basic                               7,225               7,279

Weighted average number of common shares outstanding - diluted                             7,325               7,363


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

Three months ended August 31,                                                 1998                   1997
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                                              $ 1,883               $ 1,819
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     (Gain) loss on disposition of property,
       plant and equipment                                                       17                   (22)
     Depreciation and amortization                                              784                   805
     Change in deferred income taxes                                              7                   (26)
     Undistributed earnings from foreign affiliates, net                       (940)                 (659)
     Undistributed loss from U.S. affiliate, net                                 65                    56
     Undistributed earnings from U.S. partnership, net                         (162)                 (201)
     Change in minority interest of majority-owned
       foreign affiliate                                                        (46)                    -
  Decrease in trading securities                                                  -                   400
  (Increase) decrease in accounts receivable, net                             1,947                   114
  (Increase) decrease in inventory                                            2,155                (3,909)
  (Increase) in notes receivable, current                                      (650)                 (500)
  (Increase) decrease in prepaid expenses
     and other current assets                                                  (175)                  190
  (Increase) in other assets                                                   (209)                   (4)
  Increase (decrease) in accounts payable
     and other current liabilities                                           (4,302)                2,646
                                                                            -------               -------
  Net cash provided by operating activities                                     374                   709

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                            17                     -
  Net additions to property, plant and equipment                               (598)               (1,498)
  Investments in affiliates                                                       -                   (14)
                                                                            -------               -------
  Cash used in investing activities                                            (581)               (1,512)

FINANCING ACTIVITIES:
  Additions to long-term debt                                                 1,500                     -
  Reduction of long-term debt                                                  (196)                  (70)
  Treasury stock purchases                                                     (925)                    -
  Stock transactions                                                             88                    72
                                                                            -------               -------
  Net cash provided by financing activities                                     467                     2
                                                                            -------               -------

  Net (decrease) increase in cash and cash equivalents                          260                  (801)
  Effect of exchange rate on cash and cash equivalents                           17                     -
  Cash and cash equivalents at beginning of period                            1,041                   801
                                                                            -------               -------
  Cash and cash equivalents at end of period                                $ 1,318    $                -
                                                                            =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest payments                                                         $   203               $   172
  Income tax payments                                                           626               $   546

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods and are of a normal and recurring nature. The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1999. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Vallen Corporation's ("Vallen" or the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended May 31, 1998. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with current year presentation.

Investments in the common stock of foreign affiliated companies are accounted for by the equity method. The excess cost of the stock of these affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed per the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS was computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted EPS was calculated by dividing net earnings by the combination of weighted average number of shares outstanding and the impact of dilutive potential common shares outstanding during the period. The net earnings for both basic and diluted EPS were $1,883 and $1,819 for the three month periods ended August 31, 1998 and 1997, respectively. The weighted average shares outstanding for the periods ended August 31, 1998 and 1997 are as follows:

                                           1998              1997
                                           ----              ----
Basic                                    7,225,000        7,279,000
Incremental shares from exercise of
  outstanding stock options                100,000           84,000
                                         ---------        ---------
Diluted                                  7,325,000        7,363,000
                                         =========        =========

                      VALLEN CORPORATION AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)

Note 2:  Inventory costs are summarized as follows:

                                         August 31, 1998          May 31, 1998
                                         ---------------          -------------
  Raw Materials                               $ 1,908                $ 1,897

  Work-in-process                                 753                    746

  Finished goods                               37,524                 39,697
                                              -------                -------

  Total inventories                           $40,185                $42,340
                                              =======                =======

Note 3:  Long-term Debt

On July 17, 1998, the Company's $12 million working capital credit facility was increased to $13.5 million. At August 31, 1998, the Company had drawn $11.3 million under the facility which was classified as long-term debt as the facility does not require repayment to begin until October 1999. Of the $11.3 million borrowed, $9.8 million bore interest at 6.4375% and $1.5 million was borrowed at the current prime rate of 8.5%. Subsequent to August 31, 1998, the $1.5 million prime rate borrowing was repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                FIRST QUARTER ENDED AUGUST 31, 1998 COMPARED TO
                      FIRST QUARTER ENDED AUGUST 31, 1997
                             (THOUSANDS OF DOLLARS)
                   __________________________________________

RESULTS OF OPERATIONS

Net sales increased 13.5% to $72,936 and gross profit increased by 12.9% to $17,803. Gross profit margins for the distribution business increased 11.2% over last year with help from its service based business including training, fire services and technical support. Gross profit margins increased 24.9% in the manufacturing segment when compared to the same period last year as a result of a continuation of improved sales, that began in the second half of fiscal year 1998, primarily in the eye protection product groups.

Selling, general and administrative expenses increased 17.2%, primarily due to increased branch location occupancy costs, increased costs of leasing vehicles and warehouse equipment and the operation of distribution locations acquired or opened in the past twelve months. Earnings from foreign affiliates of $940 for the quarter ending August 31, 1998, increased 42.6% over the previous year's quarter primarily due to increased earnings reported by the Company's 50% owned affiliate in Mexico. Interest expense was slightly higher in the first quarter of fiscal 1999 compared to the prior year as a result of higher average borrowed balances offset by lower interest rates. Other income decreased primarily due to equity earnings from non-consolidated affiliates of $97 for the quarter ending August 31, 1998 compared to $145 in the prior year quarter.

Net earnings increased 3.5% in the quarter ended August 31, 1998 to $1,883 ($.26 per common share), compared to $1,819 ($.25 per common share) in the previous year's first quarter, due primarily to increased sales and earnings recognized from the manufacturing segment and equity earnings from the foreign affiliates.

FINANCIAL CONDITION

Cash flows provided by operations for the quarter ended August 31, 1998 totaled $374 compared to $709 in the comparable period of the prior year. The reduction in the current quarter compared to the previous year's quarter is primarily related to increases in other assets and prepaid expenses.

The Company's financial position in the first quarter of 1999 remains strong with working capital of $79,043 and a current ratio of 5.7 to 1 compared to working capital of $77,793 and a current ratio of 4.7 to 1 at May 31, 1998. As discussed in Note 3 to the financial statements, the Company's credit facility with a major commercial bank was increased from $12 million to $13.5 million. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART  II  OTHER INFORMATION

Item 1.        Legal proceedings  -  None

Item 2.        Changes in securities and use of proceeds  -  None

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

                   10-1 First Amendment to Employment Agreement between the Company and James W. Thompson effective as of September 10, 1998.

                   10-2 Restricted Stock Grant Agreement between the Company and James W. Thompson effective as of September 10, 1998.

                   27 -  Financial Data Schedule, attached hereto.

               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALLEN CORPORATION
                              -------------------------------
                                         Registrant


October 9, 1998               /s/ James W. Thompson
-----------------------       -------------------------------
Date                          James W. Thompson
                              President




October 9, 1998               /s/ Leighton J. Stephenson
-----------------------       -------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer