Form 10-Q
period 1998-11-30
VALLEN CORP
filed 1999-01-14
CIK 312907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended November 30, 1998

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

                             Yes  [X]       No  [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at January 14, 1999:

               7,183,805 shares of Common Stock, $.50 Par Value

PART I
Item 1.   Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                                                            MAY 31, 1998
                                 ASSETS                                           NOVEMBER 30,              (DERIVED FROM
                                                                                      1998                AUDITED FINANCIAL
                                                                                  (UNAUDITED)                STATEMENTS)
                                                                                  ------------            -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    407                  $  1,041
   Investment securities, at cost which approximates market                           3,000                     3,000
   Accounts receivable, net                                                          51,025                    48,382

   Inventories                                                                       38,579                    42,340
   Prepaid expenses and other current assets                                          4,432                     4,211
                                                                                   --------                  --------
      Total current assets                                                           97,443                    98,974
                                                                                   --------                  --------
Property, plant and equipment, at cost                                               38,851                    37,825
   Less accumulated depreciation and amortization                                    25,444                    24,175
                                                                                   --------                  --------
      Net property, plant and equipment                                              13,407                    13,650
Notes receivable - affiliate                                                            773                       557
Investment in foreign affiliates, net                                                15,213                    13,138
Intangibles, net of accumulated amortization                                          6,760                     6,919
Other                                                                                 3,481                     3,331
                                                                                   --------                  --------
                                                                                   $137,077                  $136,569
                                                                                   --------                  --------
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $    723                  $    898
   Accounts payable                                                                   8,819                    14,316
   Other accrued liabilities                                                          7,062                     5,178
   Income taxes payable                                                               1,040                       789
                                                                                   --------                  --------
      Total current liabilities                                                      17,644                    21,181
                                                                                   --------                  --------
Long-term debt, excluding current maturities                                         13,629                    12,733
Deferred income taxes                                                                 1,028                       973
Minority interest                                                                      (193)                     (133)
Other non-current liabilities                                                           764                       945
Shareholders' equity:
   Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;  20,000,000 shares
      authorized; 9,758,075 shares issued and 7,185,805
      outstanding at November 30, 1998 and 9,758,075 issued
      and 7,249,658 outstanding at May 31, 1998                                       4,879                     4,879
   Additional paid-in capital                                                         6,621                     6,544
   Accumulated other comprehensive income                                              (788)                     (776)
   Retained earnings                                                                 98,620                    94,014
                                                                                   --------                  --------
                                                                                    109,332                   104,661
   Less cost of common shares held in treasury (2,572,270
      shares at November 30, 1998 and 2,508,417 shares
      at May 31, 1998)                                                                5,127                     3,791
                                                                                   --------                  --------
   Total shareholders' equity                                                       104,205                   100,870
                                                                                   --------                  --------
                                                                                   $137,077                  $136,569
                                                                                   --------                  --------

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Thousands of Dollars Except For Per Share Amounts)
                                  (Unaudited)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       NOVEMBER 30,              November 30,
                                                    ------------------        -----------------
                                                     1998        1997         1998         1997
                                                     ----        ----         ----         ----
Net sales                                           $79,449     $75,138     $152,385     $139,416

Cost of sales                                        60,449      56,813      115,582      105,315
                                                    -------     -------     --------     --------
Gross profit                                         19,000      18,325       36,803       34,101

Selling, general and administrative expenses         16,404      15,229       32,554       29,014
                                                    -------     -------     --------     --------
Operating income                                      2,596       3,096        4,249        5,087

Earnings from foreign affiliates, net                 1,135         682        2,075        1,341

Interest and dividend income                             41          46          114          116

Interest expense                                       (235)       (227)        (430)        (401)

Other income, net                                       138         109          180          176
                                                    -------     -------     --------     --------
Earnings before income taxes                          3,675       3,706        6,188        6,319

Income taxes                                            952       1,182        1,582        1,976
                                                    -------     -------     --------     --------
Net earnings                                        $ 2,723     $ 2,524     $  4,606     $  4,343
                                                    =======     =======     ========     ========
Net earnings per common share - basic               $  0.38     $  0.35     $   0.64     $   0.60
                                                    =======     =======     ========     ========
Net earnings per common share - diluted             $  0.37     $  0.34     $   0.63     $   0.59
                                                    =======     =======     ========     ========
Weighted average number of common shares
outstanding - basic                                   7,194       7,279        7,210        7,281

Weighted average number of common shares
outstanding - diluted                                 7,285       7,384        7,311        7,372


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

SIX MONTHS ENDED NOVEMBER 30,                                        1998                1997
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                                     $ 4,606             $ 4,343
  Adjustments to reconcile net earnings to net cash
     Provided by operating activities:
     (Gain) loss on disposition of assets                               19                 (19)
     Depreciation and amortization                                   1,701               1,720
     Deferred income taxes                                              55                 (26)
     Undistributed earnings from foreign affiliates, net            (2,075)             (1,341)
     Undistributed losses from U.S. affiliate, net                      93                  67
     Undistributed earnings from U.S. partnership, net                (426)                (64)
     Change in minority interest of majority-owned
       foreign affiliate                                               (60)                  -
     Change in assets and liabilities, net of
       effects from purchase of companies:
       Decrease in trading securities                                    -               1,050
       (Increase) in accounts receivable, net                       (2,643)             (4,140)
       (Increase) decrease in inventory                              3,761              (7,825)
       (Increase) in notes receivable                                    -                (500)
       (Increase) in prepaid expenses and
          other current assets                                        (221)               (327)
       Decrease in other assets, net                                    27                  61
       Increase (decrease) in accounts payable
          and other current liabilities                             (3,541)              7,909
                                                                   -------             -------
       Net cash provided by operating activities                     1,296                 908

INVESTING ACTIVITIES:
     Proceeds from disposition of assets                                52                   -
     Net additions to property, plant and equipment                 (1,303)             (2,757)
     Payments for acquisitions                                           -              (3,600)
     Investments in affiliates                                        (129)                (94)
                                                                   -------             -------
       Net cash used by investing activities                        (1,380)             (6,451)

FINANCING ACTIVITIES:
     Additions to debt                                               2,842               4,800
     Repayments of debt                                             (2,121)               (171)
     Treasury stock purchases                                       (1,348)                  -
     Employee stock transactions                                        89                   -
     Stock option transactions                                           -                 113
                                                                   -------             -------
       Net cash provided (used) by financing activities               (538)              4,742
                                                                   -------             -------
  Net (decrease) in cash and cash equivalents                         (622)               (801)
  Effect of exchange rate on cash and cash equivalents                 (12)                  -
  Cash and cash equivalents at beginning of period                   1,041                 801
                                                                   -------             -------
  Cash and cash equivalents at end of period                       $   407             $     -
                                                                   =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Interest payments                                                $   448             $   345
  Income tax payments                                              $ 1,534             $ 2,422

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (Thousands of dollars)

Note 1:   Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods and are of a normal and recurring nature. The results of operations for the six months ended November 30, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1999. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Vallen Corporation's ("Vallen" or the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

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

     Net earnings per share were computed per the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS was computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted EPS was calculated by dividing net earnings by the combination of weighted average number of shares outstanding and the impact of dilutive potential common shares outstanding during the period. The net earnings for both basic and diluted EPS were $2,723 and $2,524 for the three month periods ended November 30, 1998 and 1997, respectively, and were $4,606 and $4,343 for the six month periods ended November 30, 1998 and 1997, respectively. The weighted average shares outstanding for the three and six month periods ended November 30, 1998 and 1997 are as follows:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                NOVEMBER 30,            NOVEMBER 30,
                                                              1998        1997        1998        1997
                                                              ----        ----        ----        ----
Basic                                                       7,194,000   7,279,000   7,210,000   7,281,000
Restricted stock grant                                         15,000           0       7,000           0
Incremental shares from exercise of
  outstanding stock options                                    76,000     105,000      94,000      91,000
                                                            ---------   ---------   ---------   ---------
Diluted                                                     7,285,000   7,384,000   7,311,000   7,372,000
                                                            =========   =========   =========   =========

Note 2:   Inventory costs are summarized as follows:

                                NOVEMBER 30, 1998            MAY 31, 1998
                                -----------------            ------------
  Raw materials                    $ 2,029                      $ 1,897

  Work-in-process                      937                          746

  Finished Goods                    35,613                       39,697
                                   -------                      -------
  Total inventories                $38,579                      $42,340
                                   =======                      =======

Note 3:   Long-term Debt

     During the first quarter of fiscal year 1999, the Company's working capital facility with a major commercial bank was increased to $13.5 million from $12 million. The increase in size was necessary for additional working capital needs and a larger letter of credit facility for international transactions. At November 30, 1998, the Company had drawn $10.8 million under the facility, which was classified as long-term debt as the facility does not require repayment to begin until December 1999. Of the $10.8 million borrowed, $4.8 million bore interest at 6.156%, $5 million bore interest at 6.4375%, and $1 million bore interest at 5.81%.

Note 4.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the presentation of a Comprehensive Income Statement that is to be presented with other general financial statements. This statement is effective for the Company's fiscal year end 1999. The following table sets forth the calculation of comprehensive income for the following periods:

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                      NOVEMBER 30,        NOVEMBER 30,
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----
Net earnings                        2,723     2,524     4,606     4,343
Foreign currency translation
     gains/losses                       5         0      (12)         0
                                    -----     -----     -----     -----
Total comprehensive income          2,728     2,524     4,594     4,343
                                    =====     =====     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Thousands of Dollars)

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997:

     Net sales increased 5.7% to $79,449 and gross profit increased by 3.7% to $19,000. Gross profit margins for the distribution business increased 4.6 over last year with help from its service based business that includes training, fire services and technical support.

     Selling, general and administrative expenses increased 7.7%, primarily due to increased branch location occupancy costs, increased costs of leasing vehicles and warehouse equipment and the operation of distribution locations acquired or opened in the past twelve months. Interest expense was slightly higher in the second quarter of fiscal 1999 compared to the prior year as a result of higher average borrowed balances offset by lower interest rates. Other income increased primarily due to equity earnings from non-consolidated affiliates of $260 for the quarter ending November 30, 1998 compared to $147 in the prior year quarter.

     Earnings from foreign affiliates increased to $1,135 in fiscal year 1999 compared to $682 in the same period of fiscal year 1998, due to increased earnings from Proveedora, the Company's 50% owned Mexican affiliate, of $642 partially offset by decreased earnings from Century Sales, the Company's 50% owned Canadian affiliate, of $189. The Mexican affiliate's earnings continue to be positively impacted by the continuation of its services contract with Pemex. The Canadian affiliate's earnings have been negatively affected by the downturn in the energy business in Western Canada, which includes many of its customers.

     Net earnings increased 7.9% in the quarter ended November 30, 1998 to $2,723 ($.37 per diluted common share), compared to $2,524 ($.34 per diluted common share) in the previous year's second quarter, due primarily to increased equity earnings from the foreign affiliates.

SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1997:

     Net sales increased 9.3% to $152,385. The increase is primarily due to increased sales by the distribution business as a result of increased service based business revenues and the acquisitions of Sheridan Safety, Inc. and Superior Supply, which occurred in the second quarter of FY 1998. Gross profit increased by $2,702, or 7.9%. Gross profit margins for the distribution business increased 7.6% over last year with help from its service based business. Gross profits for the manufacturing segment were 10% higher than last year as a result of improved sales that began in the second half of fiscal year 1998 and continued into the first quarter of fiscal year 1999, primarily in the eye protection product group.

     Selling, general and administrative expenses increased 12.2% primarily for the same reasons as discussed above for the quarter. Interest expense increased slightly for the same reasons mentioned above for the quarter.

     Earnings from foreign affiliates increased to $2,075 for the six months ended November 30, 1998 versus $1,341 for the six months ended November 30, 1997. The increase of $734 was a result of an increase of $908 for Proveedora partially offset by a decrease of $174 for Century Sales primarily due to the same reasons as discussed above for the quarter.

     Net earnings for the six months ended November 30, 1998 increased 6.1% to $4,606 ($.63 per diluted common share), compared to $4,343 ($.59 per diluted common share) in the six months ended November 30, 1997, as a result of increased growth of service business earnings and earnings reported by the Company's 50% owned affiliate in Mexico, which increased by 100% over the same period in the previous year.

FINANCIAL CONDITION (Thousands of Dollars)

     Cash flows provided by operations for the six months ended November 30, 1998 totaled $1,296, compared to $908 for the six months ended November 30, 1997. The increase in the current period compared to the same period of the prior year is primarily related to the increase in net earnings during fiscal year 1999 over fiscal year 1998. During the six months ended November 30, 1998, the Company purchased 70,600 shares of its Common stock in open market transactions for $1,348. Since the inception of the stock purchase plan approved by the Company's Board of Directors in 1997, the Company has purchased a total of 130,600 shares for $2,543.

     The Company's financial position in the first half of fiscal year 1999 remains strong with working capital of $79,799 and a current ratio of 5.5 to 1 compared to working capital of $77,793 and a current ratio of 4.7 to 1 at May 31, 1998. As discussed in Note 3 to the financial statements, the Company's credit facility with a major commercial bank was increased from $12 million to $13.5 million. Management believes the Company's liquidity, working capital and borrowing capacity are sufficient to meet capital expenditure and working capital needs in the future.

     The Company has conducted a comprehensive review of its internal computer systems and applications to identify those that might be affected by the year 2000 issue and has developed an implementation plan to resolve the year 2000 issue. The Company is in the process of correcting or replacing those systems and applications which are not currently year 2000 compliant. Conversion of the Company's business systems has been completed and tested. Those systems are now year 2000 compliant. Conversion of other internal computer systems is ongoing with completion expected to occur in June 1999. The Company believes it will be able to modify or replace the remaining affected systems and applications in time to avoid any material detrimental impact on its operations.

     The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the year 2000 issue. Through November 30, 1998 approximately $200 thousand has been spent for year 2000 corrective and replacement activities. The expense estimate for the remaining year 2000 corrective and replacement activities ranges from $100 to $200 thousand.

     It is anticipated that all year 2000 compliance efforts will be complete by June 1999, including testing. However, if such modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material impact on the operations of the Company. The Company is also working to ensure that products purchased by Vallen, as well as services utilized by Vallen, will be year 2000 compliant. However, no assurance can be given that such compliance will happen.

     Vallen has established a year 2000 business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of year 2000 contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes will be developed by April 1999.

     Lion Vallen Partnership income is based upon a U.S. government let contract to supply clothing to a Department of Defense base. The contract is scheduled for renewal in March 1999. The partnership, of which 50% is owned by a Vallen subsidiary, has submitted a proposal for renewal of the contract, however it is not known whether or not the partnership will be successful in renewing the contract. In the six months ended November 30, 1998, the Company recognized equity income of $426 thousand compared to $64 thousand for the same period of fiscal year 1998.

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

     Not Applicable

PART II   OTHER INFORMATION

Item 1.   Legal proceedings  -  None

Item 2.   Changes in securities and use of proceeds  -  None

Item 3.   Defaults upon senior securities  -  None

Item 4.   Submission of matters to a vote of security holders

          (a) Annual stockholder meeting was held on October 13, 1998.

          (b) Directors elected were Leonard J. Bruce, James W. Thompson, Darvin
              M. Winick, Robert W. Bruce, John T. Myser and Kirby Attwell.

          (c) First item for vote was Proposal no. 1, Election of Directors. This matter of vote for Leonard J. Bruce, James W. Thompson, Darvin M. Winick, Robert W. Bruce, John T. Myser and Kirby Attwell was approved with each nominee receiving 6,374,095 shares voted in favor, and 549,012 shares withheld from voting.

              Second item for vote was Proposal no. 2, Selection of independent auditors. This matter of vote was approved by 6,848,467 shares in favor, 70,713 shares against and 3,927 shares abstained.

              Third item for vote was Proposal no. 3, Amendment to the 1985 Stock Option Plan to increase the number of shares available for issuance by 400,000. This matter of vote was approved by 5,069,813 shares in favor, 638,658 shares against and 806,445 shares abstained.

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

               10-1 First Amendment to Employment Agreement between the Company and James W. Thompson effective as of September 10, 1998. Incorporated by reference is Exhibit 10-1 to the Company's Form 10-Q, as filed with the Securities and Exchange Commission on October 9, 1998.

               10-2 Restricted Stock Grant Agreement between the Company and James W. Thompson effective as of September 10, 1998. Incorporated by reference is Exhibit 10-2 to the Company's Form 10-Q, as filed with the Securities and Exchange Commission on October 9, 1998.

               27 -  Financial Data Schedule, attached hereto.

          (b) Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  VALLEN CORPORATION

                                  ---------------------------------
                                  Registrant


      January 14, 1999            /s/ James W. Thompson
---------------------------       ---------------------------------
Date                              James W. Thompson
                                  President



      January 14, 1999            /s/ Leighton J. Stephenson
---------------------------       ---------------------------------
Date                              Leighton J. Stephenson
                                  Vice President - Finance,
                                  Secretary and Treasurer