Form 10-Q
period 1999-02-28
VALLEN CORP
filed 1999-04-14
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

             [x]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarter period ended February 28, 1999

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

                             Yes   X       No
                                 ------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at April 14, 1999:

                7,171,426 shares of Common Stock, $.50 Par Value

PART I
Item 1.    Financial Statements

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                                MAY 31, 1998
                                 ASSETS                                                         (Derived from
                                                                   February 28, 1999          Audited Financial
                                                                       (Unaudited)                Statements)
                                                                   -----------------          ------------------
Current assets:
   Cash and cash equivalents                                            $    981                  $  1,041
   Investment securities, at cost which approximates market                3,000                     3,000
   Accounts receivable, net                                               51,846                    48,382
   Inventories                                                            38,365                    42,340
   Prepaid expenses and other current assets                               5,245                     4,211
                                                                        --------                  --------
      Total current assets                                                99,437                    98,974
                                                                        --------                  --------
Property, plant and equipment, at cost                                    40,007                    37,825
   Less accumulated depreciation and amortization                         26,202                    24,175
                                                                        --------                  --------
      Net property, plant and equipment                                   13,805                    13,650
Notes receivable, affiliate                                                  476                       557
Investment in foreign affiliates, net                                     16,116                    13,138
Intangibles, net of accumulated amortization                               6,621                     6,919
Other                                                                      4,741                     3,331
                                                                        --------                  --------
                                                                        $141,196                  $136,569
                                                                        ========                  ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                 $    950                  $    898
   Accounts payable                                                        9,380                    14,316
   Other accrued liabilities                                               7,128                     5,178
   Income taxes payable                                                    1,253                       789
                                                                        --------                  --------
      Total current liabilities                                           18,711                    21,181

Long-term debt, excluding current maturities                              14,629                    12,733
Deferred income taxes                                                      1,028                       973
Minority interest                                                           (167)                     (133)
Other non-current liabilities                                                773                       945
Shareholders' equity:
   Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;  20,000,000 shares authorized
      9,758,075 shares issued and 7,176,426 outstanding at
      February 28, 1999 and 9,758,075 shares issued and 7,249,658
       outstanding at May 31, 1998                                         4,879                     4,879
   Additional paid-in capital                                              6,653                     6,544
   Accumulated other comprehensive income                                   (799)                     (776)
   Retained earnings                                                     100,804                    94,014
                                                                        --------                  --------
                                                                         111,537                   104,661
   Less cost of common shares held in treasury; 2,581,649 shares
      at February 28, 1999 and 2,508,417 at May 31, 1998                  (5,315)                   (3,791)
                                                                        --------                  --------
   Total shareholders' equity                                            106,222                   100,870
                                                                        --------                  --------
                                                                        $141,196                  $136,569
                                                                        ========                  ========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)



                                                      Three Months Ended                         Nine Months Ended
                                                         February 28,                              February 28,
                                            --------------------------------------   -----------------------------------------
                                                  1999                1998                  1999                  1998
                                            ----------------   -------------------   -------------------   -------------------
Net sales                                       $77,389               $75,638              $229,774              $215,055
Cost of sales                                    58,166                57,329               173,748               162,645
                                                -------               -------              --------              --------
Gross profit                                     19,223                18,309                56,026                52,410
Selling, general and
  Administrative expenses                        17,051                15,785                49,605                44,799
                                                -------               -------              --------              --------
Operating income                                  2,172                 2,524                 6,421                 7,611
Earnings from foreign
 affiliates, net                                    903                 1,052                 2,978                 2,393
Interest and dividend income                        115                    29                   229                   145
Interest expense                                    237                   263                   667                   664
Other income (expense), net                          27                    76                   206                   252
                                                -------               -------              --------              --------
Earnings before income taxes                      2,980                 3,418                 9,167                 9,737
Income taxes                                        795                   974                 2,376                 2,950
                                                -------               -------              --------              --------
Net earnings                                    $ 2,185               $ 2,444              $  6,791              $  6,787
                                                =======               =======              ========              ========
Net earnings per common share -
  basic                                         $  0.30               $  0.33              $   0.94              $   0.93
                                                =======               =======              ========              ========
Net earnings per common share -
   diluted                                      $  0.30               $  0.33              $   0.93              $   0.92
                                                =======               =======              ========              ========
Weighted average number of common
 shares outstanding - basic                       7,182                 7,273                 7,200                 7,278
Weighted average number of common
  shares outstanding - diluted                    7,291                 7,380                 7,305                 7,371


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


Nine months ended February 28,                                              1999                   1998
---------------------------------                                           ----                   ----
OPERATING ACTIVITIES:
  Net earnings                                                             $ 6,791               $ 6,787
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     (Gain) loss on disposition of assets                                       21                   (19)
     Depreciation and amortization                                           2,581                 2,544
     Change in deferred income taxes                                            55                  (177)
     Undistributed earnings from foreign affiliates, net                    (2,978)               (2,445)
     Undistributed loss from U.S affiliate, net                                146                   115
     Undistributed earnings from U.S. partnership, net                        (244)                 (260)
     Change in minority interest of majority-owned
       foreign affiliate                                                       (33)                    -
  Decrease in trading securities                                                 -                 1,050
  Increase in accounts receivable, net                                      (3,464)               (8,652)
  (Increase) decrease in inventories                                         3,975                (7,635)
  Decrease in notes receivable                                                   -                   500
  Increase in prepaid expenses                                              (1,034)               (1,141)
  (Increase) decrease in other assets                                         (215)                  316
  Increase (decrease) in accounts payable and other
      liabilities                                                           (2,694)               10,350
                                                                           -------               -------
       Net cash provided by operating activities                             2,907                 1,333

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                           68                     -
  Net additions to property, plant and equipment                            (2,482)               (3,925)
  Payments for purchase of, and investment in
     companies, net of cash acquired                                        (1,013)               (1,493)
  Decrease in notes receivable                                                  81                     -
  Investments in affiliates                                                   (129)                 (541)
                                                                           -------               -------
       Net cash used by investment activities                               (3,475)               (5,959)

FINANCING ACTIVITIES:
  Additions to long-term debt                                                5,356                 4,800
  Repayments of long-term debt                                              (3,409)                 (365)
  Treasury stock purchases                                                  (1,536)                 (995)
  Employee stock transactions                                                  120                   385
                                                                           -------               -------
     Net cash provided by financing activities                                 531                 3,825
                                                                           -------               -------
  Net decrease in cash and cash equivalents                                    (37)                 (801)
  Effect of exchange rate on cash and cash equivalents                         (23)                    -
  Cash and cash equivalents at beginning of period                           1,041                   801
                                                                           -------               -------
  Cash and cash equivalents at end of period                               $   981               $     0
                                                                           =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Interest payments                                                            656                   623
  Income tax payments                                                        1,853                 3,692

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of dollars)

Note 1:  Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present the results for the interim periods. The results of operations for the nine months ended February 28, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 1999. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Vallen Corporation's ("Vallen" or the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

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

     Investments in the common stock of the foreign affiliated companies are accounted for by the equity method. The excess of cost of the stock of these affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis up to 40 years.

     Net earnings per share were computed per the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS was computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted EPS was calculated by dividing net earnings by the combination of weighted average number of shares outstanding and the impact of dilutive potential common shares outstanding during the period. The net earnings for both basic and diluted EPS were $2,185 and $2,444 for the three month periods ended February 28, 1999 and 1998, respectively, and were $6,791 and $6,787 for the nine month periods ended February 28, 1999 and 1998, respectively. The weighted average shares outstanding for the three and nine month periods ended February 28, 1999 and 1998 are as follows:

                                            Three Months Ended       Nine Months Ended
                                               February 28,            February 28,
                                             1999        1998        1999        1998
                                           ---------   ---------   ---------   ---------
Basic                                      7,182,000   7,273,000   7,200,000   7,278,000
Restricted stock grant                        20,000         -0-      12,000         -0-
Incremental shares from exercise of
  outstanding stock options                   89,000     107,000      93,000      93,000
                                           ---------   ---------   ---------   ---------
Diluted                                    7,291,000   7,380,000   7,305,000   7,371,000
                                           =========   =========   =========   =========

Note 2:  Inventory costs are summarized as follows:

                                       February 28, 1999          May 31, 1998
                                    -----------------------   --------------------
  Raw materials                            $ 2,049                  $ 1,897
  Work-in-process                              527                      746
  Finished Goods                            35,789                   39,697
                                           -------                  -------
  Total inventories                        $38,365                  $42,340
                                           =======                  =======

Note 3:  Long-term Debt

     During the first quarter of fiscal year 1999, the Company's working capital facility with a major commercial bank was increased to $13.5 million from $12 million. The increase in size was necessary for additional business expansion and a larger letter of credit facility for international transactions. At February 28, 1999, the Company had drawn $11.8 million under the facility, which was classified as long-term debt. Of the $11.8 million borrowed, $4.8 million bore interest at 6.156%, $6 million bore interest at 5.77%, and $1 million bore interest at 5.69%.

     The Company's variable rate, tax exempt industrial development bonds of $2.75 million bore interest at 3.10% as of February 28, 1999.

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

                                                       Three Months Ended    Nine Months Ended
                                                          February 28,          February 28,
                                                         1999       1998       1999      1998
                                                       ---------   -------   --------   -------
Net earnings                                              2,185      2,444     6,791      6,787
Foreign currency translation
     gains/losses                                           (11)       -0-       (23)       -0-
                                                          -----      -----     -----      -----
Total comprehensive income                                2,174      2,444     6,768      6,787
                                                          =====      =====     =====      =====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998:

     Net sales increased 2.3% to $77.4 million and gross profit increased by 5.0% to $19.2 million. The increase in net sales was negatively impacted by a sharp decrease in energy market spending; this market accounts for approximately 25% of the Company's total distribution sales in North America. Gross profit for the distribution business increased 4.5% over last year with help from its service based business that includes training, fire services and technical support. Gross profit for the manufacturing business increased 8.8% over 1998 as a result of a combination of increased sales, especially in the eye protection line of products, and reduced manufacturing costs.

     Selling, general and administrative expenses increased 8.0%, due to a combination of increased branch location occupancy costs under sales and leaseback agreements, increased costs of leasing vehicles and warehouse equipment, and expenses related to the Company's decision to carry out a restructuring in its field distribution operations, resulting in a consolidation of certain branches and removal of redundant costs. This process resulted in a charge of $483 thousand in the quarter. Interest expense was slightly lower in the third quarter of fiscal 1999 compared to the prior year as a result of lower interest rates. Other income increased primarily due to increased interest income from investment of excess cash.

     Earnings from foreign affiliates decreased to $903 thousand in fiscal year 1999 compared to $1.05 million in the same period of fiscal year 1998 primarily as a result of losses incurred by Century Sales, the Company's 50% owned Canadian affiliate. The Canadian affiliate's operations have been negatively affected by the downturn in the energy business in Western Canada, which includes many of its customers. The Canadian affiliate's earnings fell $145 thousand in fiscal year 1999 compared to fiscal year 1998, resulting in a $45 thousand loss for the 1999 period. The recent recovery of energy prices in March are expected to result in a resurgence of energy sector customer spending in the fourth quarter of 1999, which should benefit the operations of Century. The Company's 50% owned Mexican affiliate, Proveedora, earnings continue to be positively impacted by the continuation of its services contract with Pemex.

     Net earnings decreased 10.2% in the quarter ended February 28, 1999 to $2.19 million ($.30 per diluted share), compared to $2.44 million ($.33 per diluted share) in the previous year's third quarter. The decrease in earnings was a result of a combination of the charge for closing locations, $483 thousand ($.04 per diluted share), and the effect of a reduced level of energy market spending on the Company's domestic operations and its foreign affiliates.

NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1998:

     Net sales increased 6.8% to $229.8 million. The increase is primarily due to increased sales by the distribution business as a result of increased service based business revenues and the acquisitions of Sheridan Safety, Inc. and Superior Supply, which occurred in the second quarter of FY 1998. Gross profit increased by $3.6 million, or 6.9%. Gross profit for the distribution business increased 6.5% over last year with help from its service based business. Gross profit for the manufacturing segment was 9.7% higher than last year as a result of improved sales that began in the second half of fiscal year 1998 and continued into fiscal year 1999, primarily in the eye protection product group.

     Selling, general and administrative expenses increased 10.7% primarily for the same reasons as discussed above for the quarter.

     Earnings from foreign affiliates increased to $3.0 million for the nine months ended February 28, 1999 versus $2.4 million for the nine months ended February 28, 1998. The increase of $585 thousand was a result of an increase of $904 thousand for Proveedora partially offset by a decrease of $319 thousand for Century Sales primarily due to the same reasons as discussed above for the quarter.

     Net earnings for the nine months ended February 28, 1999 were essentially unchanged from the same period of fiscal year 1998. The growth in earnings experienced in the first six months of fiscal year 1999, due to increased growth of service business earnings and by Proveedora, was offset by the factors discussed above for the quarter ended February 28, 1999.

FINANCIAL CONDITION

     Cash flows provided by operations for the nine months ended February 28, 1999 totaled $2.9 million, compared to $1.3 million for the nine months ended February 28, 1998. The increase in the current period compared to the same period of the prior year is primarily related to lower levels of inventories and accounts receivable partially offset by cash used to reduce accounts payable. The Company's restructuring actions have helped reduce onhand inventory levels necessary to meet customer demand. During the nine months ended February 28, 1999, the Company purchased 80,100 shares of its Common stock in open market transactions for $1.54 million. Since the inception of the stock purchase plan approved by the Company's Board of Directors in 1997, the Company has purchased a total of 140,100 shares for $2.73 million.

     The Company's financial position during fiscal year 1999 remains strong with working capital of $80.7 million and a current ratio of 5.3 to 1 compared to working capital of $77.8 million and a current ratio of 4.7 to 1 at May 31, 1998. As discussed in Note 3 to the financial statements, the Company's credit facility with a major commercial bank was increased from $12 million to $13.5 million. Management believes the Company's liquidity, working capital flows and borrowing capacity due to low current financial leverage levels are sufficient to meet capital expenditure and working capital needs in the future.

     Lion Vallen Partnership income is based upon a U.S. government let contract to supply clothing to a Department of Defense base. The contract was scheduled for renewal in March 1999 and has been extended through June 1999. The partnership, of which 50% is owned by a Vallen subsidiary, has submitted a proposal for renewal of the contract, however it is not known whether or not the partnership will be successful in renewing the contract. In the nine months ended February 28, 1999, the Company recognized equity income of $610 thousand compared to $550 thousand for the same period of fiscal year 1998.

     During the three months ended February 28, 1999, the Company purchased the business of Fire Protection Plus, Inc. of Pocatello and Boise, Idaho. This Company installs and services fire protection systems and portable extinguisher units. Also, during this period the Company acquired a 50% ownership interest in a newly formed joint venture in Chile. The joint venture, Vallen-Acetogen S.A., has been formed to distribute safety related products in Chile.


YEAR 2000 ISSUE

     The Company's business is heavily dependent on its information systems. These systems are critical in providing users with information regarding: product pricing and availability; order status; warehouse operations; inventory purchases and management; financial reporting; and other operational functions.

     Year 2000 issues exist when dates in computer programs are recorded using two digits, instead of four, and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, and that could cause the Company's computer systems to perform inaccurate computations. The Company's Year 2000 issues relate not only to its own systems, but also to those of its customers and suppliers.

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

     The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the year 2000 issue. Through February 28, 1999 approximately $200 thousand has been spent for year 2000 corrective and replacement activities. The expense estimate for the remaining year 2000 corrective and replacement activities ranges from $200 to $300 thousand.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (The "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements (typically using words such as "expert," "plan," "anticipate," "believe," and similar expressions.) Although the Company believes that such forward-looking statements reasonably reflect expected outcomes, certain risks and assumptions are involved, and there is no conclusive evidence that such expectations will ultimately prove correct. Factors which may come into play which could cause actual results to vary from anticipated results include acquisition programs involved in expansion strategies, market competition affecting operating margins, depressed business environments for the Company's customers, the Company's ability to compete successfully with other competitors for the same markets (some of whom may be larger and have greater resources than the Company), ability to obtain products needed to remain competitive over long periods of time, ability to continue to produce technically competitive products in its manufacturing segment, possible exchange rate fluctuations related to affiliates in other countries, and changes in regulatory requirements in its geographic markets.

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



                              VALLEN CORPORATION

                              Registrant


     April 14, 1999           /s/ James W. Thompson
-------------------------     ------------------------------
Date                          James W. Thompson
                              President




     April 14, 1999           /s/ Leighton J. Stephenson
-------------------------     ------------------------------
Date                          Leighton J. Stephenson
                              Vice President - Finance,
                              Secretary and Treasurer