Form 10-K
period 1999-05-31
VALLEN CORP
filed 1999-08-30
CIK 312907

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

                     For the fiscal year ended May 31, 1999

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
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -------     -------

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

           $107,883,960 based on the closing price of August 9, 1999

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Common Stock, $.50 Par Value                    7,192,264
      (Title of class)       (Number of shares outstanding as of August 9, 1999)

                      DOCUMENTS INCORPORATED BY REFERENCE

              Document                                PART OF FORM 10-K
              --------                                -----------------
    Proxy Statement for the 1999 Annual                    Part III
         Meeting of Shareholders


================================================================================

                                    PART I

ITEM 1. BUSINESS


     Vallen Corporation, together with its subsidiaries, (the "Company" or "Vallen") was incorporated under the laws of Texas in 1960. The Company is in the following business segments: Industrial Distribution and Industrial Safety Product Manufacturing. The Company operates through various domestic subsidiaries and international affiliates.

     The industrial distribution segment serves commercial, U.S. and local government markets with a wide variety of products and support services involved in maintaining individual worker safety and workplace environment protection. The Company also distributes industrial hardware and welding supplies to commercial markets in the U.S. and Canada. The industrial safety products manufacturing segment, through its Encon Safety Products, Inc. (Encon) subsidiary, manufactures industrial safety equipment and non-prescription optical quality eyewear marketed through the Company's industrial distribution outlets and other unaffiliated distributors.

     The table included in Note 11 to the Company's Consolidated Financial Statements provides certain information regarding Vallen's distribution and manufacturing industry segments for the Company's most recent three fiscal years.

     The Company's corporate headquarters are in Houston, Texas. Corporate management has responsibility for overall organization, planning, business development and control of Company operations, as well as specific oversight in the areas of compensation and benefits, finance and accounting, data systems, risk management, business development, taxes and employee training and development.

                            INDUSTRIAL DISTRIBUTION

     The Industrial Distribution segment consists of operating subsidiaries Vallen Safety Supply Company, All Supplies, Inc. and Vallen Safety Supply Company, Ltd. a Canadian corporation. Also included in this segment are operations of three 50% owned affiliates: (1) Proveedora de Seguridad Industrial del Golfo, S.A, (Proveedora), a Mexican company who distributes safety products and support services throughout Mexico; (2) Century Sales & Service Limited (Century), an Edmonton, Alberta based Canadian corporation that distributes mill supply industrial hardware and safety equipment; and (3) Vallen-Acetogen Safety Chile, S.A., a Chilean corporation formed in December, 1998, which distributes safety equipment products into commercial markets from its Santiago base.

     Operating from 162 locations, including 59 onsite stores at customer locations throughout North American and in Chile, this segment is one of North America's leading distributors of personal and workplace related safety products and related services, in addition to a regionally dispersed distributor of industrial mill supply products. Its markets served include numerous commercial and industrial customers, intrinsic industry segments, including oil and petrochemical process industries, energy producing utilities, pulp and paper, agribusiness and general manufacturing. The distribution segment also serves federal and local government units and agencies. Its computer-linked distribution and services centers provide integrated safety solution on a timely basis for single and multiple location customers, featuring availability of over 25,000 products and support services featuring personal protection products, service and repair of respirator/breathing apparatus, environmental monitoring equipment and fire safety systems installation, maintenance and inspection. The Company also provides OSHA-based safety training and onsite consulting and risk evaluation services. In addition to traditional lines offered, value added processes such as onsite real time delivery, inventory management process and computerized, electronic based ordering and payment capability are provided to the Company's diverse customer base.

     The industrial distribution segment, accounting for 95% of the Company's total sales, distributes products and provides related services from more than 1,600 suppliers worldwide, including products bearing the Company's private label. The top 10 suppliers accounted for approximately 33% of its total sales turnover for the year ended May 31, 1999. The Company believes that competitive sources of supply are available for substantially all of the products sold in its distribution businesses. In fiscal 1999, no single supplier accounted for as much as 7% of distribution segment products sold.

     Most safety and industrial health product manufacturers sell through distributors such as Vallen Safety due to the relatively high direct marketing costs of relatively narrow product lines.

     At May 31, 1999, distribution segment inventories comprised approximately 30% of consolidated assets. As of May 31, 1999 and 1998, backlog orders entered totaled $7,467,000 and $7,226,000, respectively for the distribution business. The Company expects that these orders can be filled in the ordinary course of business in the following twelve months.

     Vallen Safety's "in-plant store" units are physically located on the customers' premises in order to provide top quality products and services for continuous operating schedules. The stores distribute a variety of products directly to customer personnel, in addition to managing the safety inventory stocks for the customer. The number of in-plant stores now totals 59.

     Vallen Safety maintains service centers that inspect, repair and calibrate respiratory equipment, fire protection equipment and electronic atmospheric hazard detection instruments. Mobile respiratory service van units are staffed by factory certified technicians who perform scheduled in-plant inspection and repair work for customers.

     Across the U.S. and Canada, Vallen Safety has regional hubs that use their large distribution centers to ship products directly to customers and to supply service support units for smaller branch locations and onsite and just-in-time locations. Sales and operations employees receive training from Vallen Safety and certain of its suppliers regarding appropriate applications and relevant regulatory and industry standards for various kinds of safety and health equipment. Vallen Safety also sponsors safety equipment and safety awareness training programs as well as seminars for customer employees.

     All Supplies, Inc., a wholly-owned subsidiary, is a Baton Rouge, Louisiana based distributor of mill, safety and welding supplies, primarily to an industrial customer base in Louisiana. All Supplies is generally subject to the same competitive issues as Vallen Safety.

     The Company's distribution subsidiaries sell to a diverse customer base.
No customer accounted for 5% or more of distribution segment revenues for the year ended May 31, 1999. Sales to Proveedora, Century and to domestic companies for export purposes were less than 2% of distribution net sales during the year ended May 31, 1999.

     During the last half of the fiscal year ended May 31, 1999, demand for traditional product lines in the distribution segment within key market segments, including process industries, petrochemicals, paper processing and utilities were lower across the board, putting pressure on operating earnings. Additionally, Century's sales and margins were adversely affected as a result of depressed market in their primarily energy industry based economy in Alberta and Saskatchewan, resulting in lower equity earnings levels for the Company from this affiliate.

     Sales and operating results for Proveedora, the Company's Mexican distribution affiliate reached record levels in the current fiscal year. Significant to its operating results were contracts to supply the state-owned energy company, Pemex, with the total solution based package of products and services offered by Vallen to provide that group with world class safety programs for its drilling operators. Year over year double-digit growth was achieved in all its major markets.

     Vallen's industrial distribution businesses work with its diverse customer base to provide total solutions to safety and other MRO issues, assisting customers to develop world class safety programs with value added products and services delivered.

     The Company's primary domestic distribution subsidiary, Vallen Safety Supply Company (Vallen Safety) increased its services based business lines across all geographic markets during the year ended May 31, 1999. Environmental detection instrument sales and services, services and repair of SCBA units, and inspection and maintenance of portable fire service units via service contracts, primarily for larger, multiple location customers, as well as knowledge based training and consulting services are lines of business that are supplementary to the core business product lines distributed. These lines accounted for approximately 11% of the industrial distribution business for the current year, 8% in fiscal 1998 and 4.5% in fiscal 1997.

     In order to bring its operating costs in line with current market returns in its core products distribution business, the Company instituted a cost-restructuring program in its Vallen Safety subsidiary in the second half of the 1999 fiscal year. The total costs incurred in the program were approximately $1,900,000. The costs were primarily comprised of (1) personnel severance and related benefits, (2) consulting costs for re-engineering assessment, and (3) branch re-sizing and relocation expenditures.

     Additionally, the Company incurred approximately $500,000 in fiscal 1999 in non-recurring external and internal costs preparing the information processing systems in its industrial distribution and industrial safety products manufacturing segments for compliance with Y2K requirements. The Company's internal systems have been successfully tested for compliance as of May 31, 1999.

                        INDUSTRIAL SAFETY MANUFACTURING

     Vallen's Encon Safety Products Company (Encon) produces a variety of safety products and other commercial application products in its three locations. Others fabricate many components of its manufactured products, with Encon providing assembly completion where cost and logistics consideration justify it. Its full lines of emergency shower and eyewash products, as well as non-prescription safety eyewear are marketed across many domestic and international commercial and industrial markets. Its products are used extensively in industries where workers are exposed to potentially hazardous environmental conditions.

     Encon's shower and eyewash products group includes fixed systems designed for use in plant layouts where standard plumbing systems are in place. Its standard lines are employed where environmental conditions are not subject to freezing temperatures. Freeze-protected shower units are marketed for environments where extreme cold temperatures exist, primarily in outdoor locations. Tempered water showers are used in indoor or outdoor applications, designed to provide tepid water supplies while affording freeze protection. Self-contained portable eyewash/drench hose models have applications in environments where no potable water sources are available and are competitively priced.

     Encon's diverse line of lightweight non-prescription eyewear sales is targeted to protect individuals in work related and recreation activities. Encon's industry-standard setting industrial goggle lines are designed for diverse application, including providing protection with hard hat usage and/or prescription eyewear inserts, as well as use with a broad line of respirator units as distributed by Vallen's safety distribution business. Other specialty goggle lines offer fog free lenses, high impact performance models and Mylar(R) covers used in confined space areas, at moderate prices and in multiple lens colors. Encon's new Encompass(TM) goggles are ergonometrically designed to fit a wide spectrum of global facial features with secure seal ability.

     The Company's Veratti(TM) line of lightweight designer safety sunglasses has become a favorite with today's generation of workers who demand safety with style. This line of eyewear meets ANSI-87 and CSA standards for such products, and is popularly priced, coming in many color frames and replaceable tinted lenses. Veratti lines have been recently introduced in association with NASCAR(R) and Colt(R) groups. These lines compete in markets with numerous other suppliers, some of which have much broader distribution markets than Encon.

     Encon manufactures a line of storage cabinets to protect safety, emergency and industrial equipment located in hazardous or corrosive industrial environments. The Encon wallcase product group holds and protects self-contained breathing apparatus (SCBA), fire extinguishers, escape respirators, and protective clothing. The cabinets have a high visibility appearance and virtually air tight, durable design. The wallcase lines keep valuable customer property and equipment accessible and in ready to use condition.

     During the year ended May 31, 1999, 35% of manufacturing net sales were made to the Company's distribution operations. The remaining 65% were made primarily to unaffiliated regional distributors, industrial mail order catalog firms, overseas sales representatives, and certain industrial users. Manufactured products are marketed primarily under the "Encon" name. Other than to the Company's distribution operations, no single customer accounted for 5% of more of consolidated revenues for the manufacturing operations for the year ended May 31, 1999.

     Approximately $3,100,000 or 14.8% of manufacturing net sales for the year ended May 31, 1999 were to foreign purchasers in various geographical regions. The Company accepts payment only in United States dollars and makes sales outside the United States only to established customers or against letters of credit drawn on major money center banks.

     As of May 31, 1999 and 1998, backlog orders entered totaled $1,900,000 and $1,949,000 respectively for the manufacturing business. It is expected that all of the backlog orders as of the end of fiscal 1999 can be reasonably expected to be filled within twelve months of the year end date.

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

     Encon's sales for the current fiscal year were flat compared to the prior year. A continued slowdown in Encon's traditional industrial customers in the U.S. and Canada over the past year has resulted in a flat to slightly downturned level for the U.S. shower and eyewash industry output, although Encon continues to maintain its market share percentage. Eyewear sales year over year were up
15.8 %, the third straight year of comparable growth, particularly in the new lightweight eyeglass lines.

                                   REGULATION

     Marketability of the Company's distributed and manufactured products depends, in many instances, upon compliance with manufacturing, quality control, performance, test and other published standards of entities such as the Occupational Safety and Health Administration ("OSHA"), the National Institute for Occupational Safety and Health ("NIOSH"), the American National Standards Institute ("ANSI"), the American Society of Testing Materials ("ASTM"), Underwriters' Laboratories ("UL"), Factory Mutual ("FM"), and the Canadian Standards Association ("CSA"). To the extent applicable, the Company's manufactured products currently meet or exceed such published standards or criteria, and compliance of various other products marketed by Vallen Safety, Limited and All Supplies are certified by their manufacturers. Such standards could, however, change in the future so as to render one or more of Vallen's products or product lines at least temporarily unmarketable. The Company believes that the manufacturers of its products, including its manufacturing subsidiary, should be able to adapt such products to any reasonably foreseeable new standards that might be adopted in the future.

     The Company believes that compliance by its customers with federal regulations regarding occupational safety and health has been an important factor in its past growth. The Company cannot predict the level of future regulation.

                                   INSURANCE

     Failure of a safety product marketed or manufactured by the Company could expose it to large damage claims. The Company is named as an additional insured under the product liability policies maintained by certain of its suppliers and maintains product liability and other insurance coverage in amounts believed by the Company to be in accordance with industry practices. Nevertheless, such insurance coverage may not be adequate to protect the Company against all liability or loss, which might arise from a product failure.

                                   EMPLOYEES

     The Company employed 1,100 full-time and part-time employees as of May 31, 1999. The manufacturing operations employed 132 of the total. The balance of employees is employed in the Company's distribution operations and corporate offices. None of the Company's employees are employed under collective borrowing agreements. The Company considers its relationship with its employees to be satisfactory.

                FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Consolidated operations for the Company included the U.S, and Canada. Information herein relates solely to these consolidated entities (Thousands of dollars):

                                                                    YEAR ENDED MAY 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
Sales to unaffiliated customers:
   United States                                             $291,835    $283,025    $247,875
   Canada                                                      11,109       7,844       3,881

Export Sales to unaffiliated customers:
   Mexico                                                    $  1,120    $  2,892    $  3,785
   Other                                                        2,054       1,102       2,245

Operating Profit or loss:
   United States                                             $  5,272    $ 11,437    $ 12,114
   Canada                                                        (117)       (277)        (96)

Identifiable assets:
   United States                                             $138,091    $134,950    $116,013
   Canada                                                       3,835       1,619       1,389

ITEM 2. PROPERTIES

     Vallen's corporate and distribution headquarters are located in a 50,000 square foot building in northwest Houston. The building and the five-acre tract, on which it is situated, are leased by the Company, following the sale of the property near the end of the 1998 fiscal year. The Company is scheduled to move into new quarters on an adjacent tract of land when a planned commercial office building is completed in late 1999. The Company owns a 65,000 square foot manufacturing facility in Houston, which also houses its instrument servicing and knowledge systems operations. The Company owns and operates a 10,000 square foot manufacturing facility in Coudersport, Pennsylvania and leases a 15,000 square foot manufacturing facility in Houston. The Company owns branch-warehouses for its distribution operations with an aggregate of 31,494 square feet of space in Brazosport, Corpus Christi, and Odessa, Texas; it leases an aggregate of 647,000 square feet of warehouse and office space in over 60 locations throughout the United States and Canada. During the fiscal year ended May 31, 1998, the Company entered into a sale and leaseback transaction covering six office/warehouse facilities for a period of ten years.

     Aggregate rentals of real property during the year ended May 31, 1999 were $3,469,000. Reference is made to Notes 4 and 9 of the Notes to Consolidated Financial Statements for information regarding mortgages on real estate and commitments under long-term operating leases. The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes. Additional expansion of the Company's operations may require new warehouse locations in existing or new geographical areas.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to incidental litigation in the ordinary course of business, primarily related to silicosis claims in the State of Texas, none of which individually or in the aggregate, is considered to be material to its operations or financial condition. The Company maintains insurance coverage against certain liabilities that may occur from time to time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol VALN. At August 7, 1999 there were approximately 1,350 holders of the Company's common stock including individual participants in certain security position listings. The Company has not paid any cash dividends on its common stock since its organization. During the year ended May 31, 1999, the Company purchased 85,100 shares of its Common stock in open market transactions under a stock repurchase plan previously approved by the Company's Board of Directors.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock as reported by the NASDAQ Stock Market.


QUARTER                                           HIGH       LOW
-------                                          -------   --------

Year Ended May 31, 1999
    Fourth                                       $18 3/4   $ 14 7/8
    Third                                         21 5/8     18 5/8
    Second                                        20 5/8         17
    First                                             22         18
Year Ended May 31, 1998
    Fourth                                       $    21   $     20
    Third                                         21 1/8    19 7/16
    Second                                        22 3/8     18 3/4
    First                                         19 7/8     17 7/8

ITEM 6.  SELECTED FINANCIAL DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

In thousands (except per share data)

OPERATING RESULTS FOR THE YEAR ENDED MAY 31,

                                                     1999        1998        1997        1996        1995
                                                   ---------   ---------   ---------   ---------   ---------
  Net sales                                         $306,118    $294,863    $257,786    $237,042    $203,284
  Net earnings                                      $  7,346    $ 10,235    $  8,764    $  7,987    $  7,142
  Diluted earnings per common share                 $   1.01    $   1.39    $   1.19    $   1.09    $   1.00

FINANCIAL POSITION AT MAY 31,
  Total assets                                      $142,980    $136,569    $117,402    $111,663    $ 90,654
  Working capital                                   $ 84,316    $ 77,793    $ 63,009    $ 56,554    $ 51,721
  Current asset ratio                                  5.4:1       4.7:1       5.3:1       4.3:1       5.5:1
  Long-term debt                                    $ 16,790    $ 13,631    $ 10,968    $ 11,169    $  5,355
  Debt-to-equity ratio                                0.16:1       0.1:1       0.1:1       0.1:1       0.1:1

SHAREHOLDERS' EQUITY AT MAY 31,
  Shareholders' equity                              $106,887    $100,870    $ 91,339    $ 82,317    $ 72,682
  Weighted average number of common
     shares outstanding - diluted                      7,290       7,365       7,335       7,337       7,108
  Book value per share                              $  14.66    $  13.70    $  12.45    $  11.22    $  10.23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of certain aspects of the Company's results of operations and financial conditions should be read in conjunction with the Consolidated Financial Statements and the Selected Financial Data included elsewhere herein.

                             RESULTS OF OPERATIONS

     The table below is presented to assist in analyzing changes in operating results for the fiscal years 1999, 1998 and 1997, indicating changes in various items in the statement of earnings as a percentage of net sales, and the increase (decrease) in such items in 1999, 1998 and 1997 compared to the prior year.

                                                                   YEARS ENDED MAY 31,
                               -------------------------------------------------------------------------------------------
                                                                                           PERCENTAGE OF INCREASE
                                  ITEMS IN CONSOLIDATED STATEMENT OF                           (DECREASE) FROM
                                 EARNINGS AS A PERCENTAGE OF NET SALES                           PRIOR YEAR
                               -----------------------------------------           ---------------------------------------
                                   1999           1998          1997                  1999          1998          1997
                               ------------   ------------   -----------           -----------   -----------   -----------
Net sales                            100.0%         100.0%        100.0%                  3.8%         14.4%          8.8%
Cost of sales                         75.7           75.3          75.3                   4.3          14.4          10.0
Gross profit                          24.3           24.7          24.7                   2.3          14.3           5.1
Selling, general and
 administrative expenses              22.6           20.9          20.1                  12.5          19.3           6.0
Other income (expense), net  /(1)/     1.3            1.3            .6                   1.7         152.9         220.6
Income taxes                           0.6            1.6           1.9                 (59.1)           .6          10.3
Net earnings                           2.4            3.5           3.4                 (28.2)         16.8           9.7

__________________________

/(1)/ Includes the categories interest and dividend income, interest expense, earnings from foreign affiliates and other income and expense. Totals for the specific categories are noted in the Consolidated Statement of Earnings in the attached financial statements.

     The category "Earnings from Foreign Affiliates, net" contained herein increased to $4,098,000 in 1999 from $3,426,000 in fiscal 1998 due to increased earnings from Proveedora totaling $1,170,000, decreased earnings from Century totaling $463,000 and a fiscal year 1999 loss of $35,000 for Vallen-Acetogen.

     The Company purchased a 50% interest in Proveedora, based in Tampico, Mexico, on December 17, 1992; purchased a 50% interest in Century, based in Edmonton, Alberta (Canada), on June 6, 1995; and acquired a 50% interest in Vallen-Acetogen Safety Chile, S.A. (Chile) on December 21, 1998. The initial investments and capital contributions were $2,767,000, $4,472,000, and $260,000, respectively. Total sales for the years ended May 31, 1999 in U.S. dollar equivalents, were $37,444,000 for Proveedora, $44,986,000 for Century, and $122,000 for Vallen-Acetogen, respectively, compared to $27,269,000 for Proveedora, $52,008,000 for Century and $0 for Vallen-Acetogen, respectively in 1998.

NET SALES

     Consolidated net sales increased $11,255,000 or 3.8% during fiscal 1999 as compared to an increase of $37,077,000 or 14.4% in 1998. Sales increased 3% in the distribution segment and 2.6% in the manufacturing segment during fiscal 1999. The increase in distribution sales for fiscal 1999 and 1998 was primarily due to acquisitions and expansion of services revenues and sales from new annual contracts in fiscal 1999 and 1998. The increase in the manufacturing sales level was primarily related to the increased market penetration of non-prescription eyewear lines and new eyewear products introduced during the period.

GROSS PROFIT

     Consolidated gross profits as a percentage of net sales were 24.3%, 24.7% and 24.7% for fiscal years 1999, 1998 and 1997 respectively. Manufacturing gross profits increased in 1999 from 1998 as a result of improved sales, primarily in the eye protection product group. The manufacturing subsidiary's overall gross profit margins decreased in 1998 compared to 1997 primarily as a result of competition in its core shower and eyewash lines. Eyewear lines margins remained strong compared to 1997. The distribution subsidiaries' sales, which are at lower gross profit margins, accounted for the significant percentage of total Company sales. Total distribution sales as a percentage of consolidated sales were 95% for 1999, 1998 and 1997, respectively. Gross profit margins for the distribution operations were slightly lower in 1999 compared to 1998 and 1997 in part a result of the high volume, lower margin contracts with large multiple location customers. This erosion was offset in part due to the increasing percentage of total net sales attributable to supplementary service lines that have higher gross profits levels than product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, as a percentage of net sales, were 22.7% in fiscal 1999 compared to 20.9% in 1998 and 20.1% in 1997. These operating expenses in dollar terms increased 12.5% to $69,362,000 in fiscal 1999 and 19.3% to $61,678,000 in fiscal 1998. In fiscal 1999, the increase was primarily attributable to restructuring charges of approximately $1,900,000 in the distribution segment related to branch consolidations, personnel severance and benefits, and re-engineering consulting costs. In fiscal 1998, the increase resulted primarily from added expenses from companies acquired as well as expenses related to adding more supplementary services lines to provide customers with the Company's broader concept of safety distribution lines. Additionally, payroll increases, increases in occupancy costs related to additional locations acquired and the result of a significant sale-and-leaseback transaction in April 1998 added to the higher operating costs relative to sales levels in 1999 as compared to 1998.

NET EARNINGS

     Consolidated net earnings as a percentage of net sales were 2.4%, 3.5% and 3.4% for fiscal years 1999, 1998 and 1997 respectively. Fiscal year 1999 net earnings of $7,346,000, or $1.01 per diluted share, represented a 28% decrease compared to fiscal 1998. Fiscal year 1998 net earnings or $10,235,000, or $1.39 per diluted share, represents a 16.8% increase over fiscal 1997.

     Lower earnings in 1999 compared to 1998 were attributable to lower sales levels in the fourth quarter of 1999 in the core distribution products group, restructuring expenses as noted above, and lower earnings results in the Company's Canadian affiliate, Century Sales, due to market softness in the energy market in Western Canada. The increase in 1998 over 1997 is primarily attributable to increased earnings of foreign affiliates, higher overall sales, and in part related to acquisitions and better operating results from the manufacturing segment's eyewear business. Continued price competition in the Company's core domestic distribution lines partially offset these gains in 1998.

EARNINGS FROM FOREIGN AFFILIATES, INTEREST AND DIVIDEND INCOME, AND OTHER INCOME (EXPENSE)

     Earnings from foreign affiliates, net to the Company, were $4,098,000 at May 31, 1999 versus $3,426,000 for the year ended May 31, 1998. The earnings are from the Company's 50% equity position in its Mexican affiliate (Proveedora), Canadian affiliate (Century Sales), and Chilean affiliate (Vallen-Acetogen). Through the recognition of an exchange rate variance in 1999 related to the Mexican peso, the total investment in foreign affiliates was reduced by $84,000. The earnings from the Mexican affiliate were significantly enhanced in 1999 through completion of a large service contract with government-owned Pemex. The earnings recorded from Century Sales, whose functional currency is the Canadian dollar were negatively impacted by the falling value of that currency versus the U.S. dollar and the downturn in the energy business in Western Canada throughout the fiscal year.

     Interest and dividend income increased in 1999 by $52,000 to $250,000 when compared to fiscal year 1998 due to higher cash levels available for investment. Interest expense increased in 1999 by $82,000 and in 1998 by $120,000 primarily due to the increased levels of long-term debt added from acquisition transactions in the Company's distribution operations, as well as slightly higher rates in 1999 for the variable rate industrial development bonds outstanding for Encon.

     In 1999, other income, net decreased to $510,000 from $1,085,000 in fiscal year 1998 due primarily to a $591,000 reduction in gains realized on sales of assets. In 1998 gains on sales of real estate of $574,000 were recorded compared to no such sales in 1999. In 1998, other income, net increased to $1,085,000 as a result of earnings from the Lion-Vallen Limited Partnership of $771,000, the aforementioned real estate gains partially offset by the loss on an equity accounting basis of $131,000 from Vallen's investment in Nuclear Utility Products, Inc. (NUPRO) as well as amortization of intangible assets including goodwill. Comparatively, in 1997, the earnings from the Lion-Vallen Partnership totaled $699,000, gains on sale of real estate totaled $416,000 and the equity loss from the investment in NUPRO was $303,000.

INCOME TAXES

     The effective tax rates for fiscal years 1999, 1998 and 1997 were 21.6%, 32.0% and 35.4%, respectively. The effective tax provision for 1999 was lower primarily due to lower taxable income for domestic operations and due to tax planning strategies lowering effective state tax rates. The effective tax rate in 1998 was lower than the previous two years primarily due to the increase in equity earnings provided by foreign operation relative to overall taxable income from domestic operations, as well as the results of tax savings strategy at the state taxation level.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by (used in) operations for fiscal years 1999, 1998 and 1997 was $2,754,000, $(2,955,000), and $2,998,000, respectively. Reduction in finished goods inventories in the distribution segment and more efficient collection of accounts receivable balances accounted for the increase in 1999 over 1998. The major decrease in cash provided in 1998 related to the significant increase in undistributed earnings of foreign affiliates and the net increase in receivables and inventories from expansion in the distribution business. Net cash used in investing activities totaled $4,049,000 for fiscal 1999, compared to a net cash provided position in 1998 of $1,236,000 and used in 1997 of $2,831,000. The net usage of funds for investments in 1999 was primarily attributable to the purchase of new equipment in the manufacturing segment and in improvements for building expansion in its regional hub sites. The primary increase in proceeds from investing in 1998 related to the sale of real estate. During fiscal year 1998, Vallen entered into a 10-year sale and leaseback transaction related to six previously owned distribution center sites in the U.S. Additionally, the Company sold the corporate office location for approximately $1.8 million in May 1998. Cash used in acquisition of businesses totaled $780,000 in 1999 was down from the level of acquisitions in 1998. Net cash used in investing activities in 1998 was significantly lower than in 1997 due to the asset sales mentioned above partially offset by higher capital expenditures and business acquisition costs.

     Long term debt increased in 1999 in the net amount of $3,159,000, resulting from additional borrowings under bank lines of credit for acquisitions, business expansion and operating purposes, offset in part by debt repaid relative to revolving bank loans. Total long-term debt, including current maturities, at May 31, 1999, 1998 and 1997; respectively were $16,790,000, $13,631,000 and
$10,968,000.

     The Company's financial position remains strong with working capital of $84 million, and a current ratio of 5.4 to 1. In addition to internal cash flow sources, the Company has unused committed borrowing capacity through major commercial banks. Management believes that its resources are more than adequate to fund working capital and normal expansion plans, including planned capital expenditure levels, at this time.

LONG-TERM OBLIGATIONS

     On March 28, 1990, the Company issued $2,750,000 in industrial development bonds (See Note 4 of Notes to Consolidated Financial Statements). The bonds are secured by a letter of credit agreement and further secured by a lien upon a manufacturing facility in Houston constructed with the proceeds.

     On July 24, 1995, Vallen Safety entered into an unsecured facility with a major bank. The facility has been subsequently amended so that borrowing capacity under the facility is $13.5 million. The Agreement has been amended in 1997, 1998 and 1999 to extend the onset of the beginning amortization period by one year. The impact of these amendments has been to reclassify $1,300,000 and $1,470,000 to non-current debt category in 1999 and 1998, respectively. As of May 31, 1999, $13 million is outstanding under the facility. See further details of the Agreement in Note 4 to the financial statements.

     Concurrent with the purchase of a majority of the outstanding stock of Superior Safety of Ontario, Canada in October 1997 and the simultaneous merger of Superior into Vallen Safety Supply Company, Ltd., bank debt in the amount of $601,000 was assumed. As of May 31, 1999, the outstanding debt under this facility was equal to $869,000. See note 4 to the financial statements for further details.

     Other long-term debt relates to other obligations related to acquisition payouts.

IMPACT OF INFLATION

     Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended May 31, 1999. The Company has generally been able to pass along price increases from its manufacturing suppliers.

CAPITAL EXPENDITURES

     During fiscal 1999 the Company invested $2,575,000 in capital assets for its distribution segment and $641,000 for its manufacturing segment. The distribution expenditures were primarily comprised of $1,033,000 for rental equipment, $70,000 for buildings and improvements, $437,000 for new computer hardware and software, and $1,035,000 for fixtures and operating equipment. The manufacturing expenditures were primarily for tools, dies and computer equipment used in the manufacturing process.

     The capital expenditure program for the 2000 fiscal year is expected to total approximately $3,300,000. Of this total, expenditures for equipment and molds for the manufacturing group are projected to be approximately $470,000. The remainder is spread among warehouse fixtures and equipment, vehicles and order processing equipment. Management anticipates funding its commitments for capital expenditures with cash generated from operations and/or its borrowing capacities.

YEAR 2000

     The Company's business is heavily dependent on its information systems. These systems are critical in providing users with information regarding product pricing and availability; order status; warehouse operations; inventory purchases and management; financial reporting; and other operational functions.

     Year 2000 issues exist when year dates in computer programs are recorded using two digits, instead of four, and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather that 2000, and that could cause the Company's computer systems to perform inaccurate computations. The Company's Year 2000 issues relate not only to its own systems, but also to those of its customers and suppliers.

     The Company has conducted a comprehensive review of its internal computer systems and applications to identity those that might be affected by the year 2000 issue and developed an implementation plan to resolve the year 2000 issue. The initial planning and assessment phases were completed in 1998, and testing to confirm compliance was also conducted. All critical Company computer systems are now year 2000 compliant. Conversion of other internal computer systems is ongoing with completion in June 1999. In May 1999, Vallen was notified by its data communications provider that it was planning to abandon the existing network by the end of 1999 since it would not be remedied to be year 2000 compliant. The provider has proposed an alternative to the existing network that is compliant. The Company is studying the alternative and plans to implement either it or another alternative by October 1, 1999. Further, the Company could continue to conduct business through its dial backup network with no impact to its other processes. The Company believes it will be able to modify or replace the remaining affected systems and applications in time to avoid any material detrimental impact on its operations.

     The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the year 2000 issue. Through
May 31, 1999 approximately $500 thousand has been spent for year 2000 corrective and replacement activities. Management does not anticipate that the costs of addressing remaining Y2K issues will be material to the Company's financial position, results of operations or cash flows in future periods. Although the Company does not anticipate incurring significant costs to modify its computer systems, there can be no assurance that significant costs will not be incurred.

     It is management's understanding that all year 2000 compliance efforts will be completed by October 31, 1999, including testing. However, if such modifications and conversions were not completed accurately, the year 2000 issue may have a material impact on the operations of the company. The Company is also working to ensure that products purchased by Vallen, as well as services utilized by Vallen, will be year 2000 compliant. However no assurance can be given that such compliance will happen.

     Vallen has established a year 2000 business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of year 2000 contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes were developed in fiscal year 1999.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (The "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements (typically using words such as "expert," "plan," "anticipate," "believe," and similar expressions). Although the Company believes that such forward looking statements reasonably reflect expected outcomes, certain risks and assumptions are involved, and there is no conclusive evidence that such expectations will ultimately prove correct. Factors which may come into play that could cause actual results to vary from anticipated results include acquisition programs involved in expansion strategies, market competition affecting operating margins, depressed business environments for the Company's customers, the Company's ability to compete successfully with other competitors for the same markets (some of whom may be larger and have greater resources than the Company), ability to obtain products needed to remain competitive over long periods of time, ability to continue to produce technically competitive products in its manufacturing segment, possible exchange rate fluctuations related to affiliates in other countries, and changes in regulatory requirements in its geographic markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Total debt at May 31, 1999 included $16.6 of floating rate debt to banks and for industrial development bonds. As a result, the Company's annual interest cost in fiscal year 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $105,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company conducts a portion of its business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in Canada, where the Company's functional currency is the Canadian dollar, is not material at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VALLEN CORPORATION AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE REFERENCE

    14  -   Report of KPMG LLP, Independent Auditors.
    15  -   Consolidated Balance Sheets -- May 31, 1999 and 1998.
    16  -   Consolidated Statements of Earnings -- Years ended May 31, 1999,
            1998 and 1997.
    17  -   Cosolidated Statements of Comprehensive Earnings -- Years ended May
            31, 1999, 1998 and 1997.
    18  -   Consolidated Statements of Shareholders' Equity -- Years ended
            May 31, 1999, 1998 and 1997.
    19  -   Consolidated Statements of Cash Flows -- Years ended May 31, 1999,
            1998 and 1997.
    20  -   Notes to Consolidated Financial Statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vallen Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles.



                                          KPMG  LLP


Houston, Texas
July 23, 1999

                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                               MAY 31,
                                                                                        ----------------------
                                       ASSETS                                             1999         1998
                                                                                        ---------   ----------
Current assets:
   Cash and cash equivalents                                                            $  1,524     $  1,041
   Investment securities, at cost which approximates market                                3,000        3,000
   Accounts receivable, less allowance for doubtful accounts of $541 and $518 at
    May 31, 1999 and 1998, respectively                                                   50,878       48,382

   Inventories                                                                            42,674       42,340
   Prepaid expenses and other current assets                                               5,239        4,211
                                                                                        --------     --------
            Total current assets                                                         103,315       98,974
                                                                                        --------     --------
Property, plant and equipment, at cost                                                    39,453       37,825
   Less accumulated  depreciation and amortization                                        25,234       24,175
                                                                                        --------     --------
            Net property, plant and equipment                                             14,219       13,650
Notes receivable, non-current, affiliate                                                     427          557
Investment in foreign affiliates, net                                                     17,002       13,138
Intangibles, net of accumulated amortization of $2,966 and $2,506 at
   May 31, 1999 and 1998, respectively                                                     7,108        6,919
Other                                                                                        909        3,331
                                                                                        --------     --------
                                                                                        $142,980     $136,569
                                                                                        ========     ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                 $    961     $    898
   Accounts payable                                                                       15,057       14,316
   Accrued liabilities                                                                     2,981        5,178
   Income taxes payable                                                                        -          789
                                                                                        --------     --------
            Total current liabilities                                                     18,999       21,181
                                                                                        --------     --------
Long-term debt, excluding current maturities                                              15,829       12,733
Deferred income taxes                                                                        834          973
Other non current liabilities                                                                764          945
Minority interest                                                                           (333)        (133)
Shareholders' equity :
   Preferred stock, $1.00 par value; 1,000,000 shares authorized and unissued at
    May 31, 1999 and 1998
   Common stock $.50 par value; 20,000,000 shares authorized; 9,758,075 issued and
    7,182,264 outstanding at May 31, 1999 and 9,758,075 issued and 7,249,658
    outstanding at May 31, 1998                                                            4,879        4,879
   Additional paid-in capital                                                              6,861        6,544
   Accumulated other comprehensive loss                                                     (837)        (776)
   Retained earnings                                                                     101,360       94,014
                                                                                        --------     --------
                                                                                         112,263      104,661
   Less cost of common shares held in treasury (2,575,811 and 2,508,417
       shares at May 31, 1999 and 1998, respectively)                                     (5,376)      (3,791)
                                                                                        --------     --------
            Total shareholders' equity                                                   106,887      100,870
                                                                                        --------     --------
Commitments and contingencies
                                                                                        $142,980     $136,569
                                                                                        ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Thousands of Dollars Except for Per Share Amounts)

                                                                      YEAR ENDED MAY 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------

Net sales                                                     $306,118     $294,863     $257,786
Cost of sales                                                  231,601      222,025      194,060
                                                              --------     --------     --------
Gross profit                                                    74,517       72,838       63,726
Selling, general and administrative expenses                    69,362       61,678       51,708
                                                              --------     --------     --------
Operating income                                                 5,155       11,160       12,018
Earnings from foreign affiliates, net                            4,098        3,426        1,453
Interest and dividend income                                       250          198          252
Interest expense                                                  (891)        (809)        (689)
Other income (expense), net                                        510          952          526
                                                              --------     --------     --------
Earnings before income taxes and minority interests              9,122       14,927       13,560
Income taxes                                                     1,975        4,825        4,796
Minority interest                                                  199          133            -
                                                              --------     --------     --------
Net earnings                                                  $  7,346     $ 10,235     $  8,764
                                                              ========     ========     ========
Net earnings per common share:
   Basic                                                         $1.02        $1.41        $1.21
                                                              ========     ========     ========
   Diluted                                                       $1.01        $1.39        $1.19
                                                              ========     ========     ========
Weighted average number of common shares outstanding:
   Basic                                                         7,198        7,273        7,269
                                                              ========     ========     ========
   Diluted                                                       7,290        7,365        7,335
                                                              ========     ========     ========

         See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                               (Thousands of Dollars)


                                                                                     YEAR ENDED MAY 31,
                                                              -----------------------------------------------------------------
                                                                      1999                   1998                  1997
                                                              --------------------   --------------------   -------------------
Net earnings                                                               $7,346                $10,235                 $8,764
Other comprehensive earnings:
       Foreign currency translation losses                                    (61)                    (3)                     -
                                                                           ------                -------                 ------
Total comprehensive earnings                                               $7,285                $10,232                 $8,764
                                                                           ======                =======                 ======

                See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Thousands of Dollars, Except for Share Amounts)

                                                                            ACCUMULATED
                                     SHARES OF                 ADDITIONAL    OTHER COM-                               TOTAL
                                   COMMON STOCK,     COMMON     PAID-IN      PREHENSIVE    RETAINED   TREASURY    SHAREHOLDERS'
                                   $.50 PAR VALUE     STOCK     CAPITAL         LOSS       EARNINGS     STOCK         EQUITY
                                  ----------------   -------   ----------   ------------   --------   ---------   --------------
Balances at May 31, 1996                 9,726,875    $4,864       $5,825         $(773)   $ 75,015    $(2,614)        $ 82,317

Net earnings                                     -         -            -             -       8,764          -            8,764
Employee stock purchases                    13,999         7          223             -           -          -              230
Stock transactions                               -         -           28             -           -          -               28
                                        ----------    ------       ------         -----    --------    -------         --------

Balances at May 31, 1997                 9,740,874    $4,871       $6,076         $(773)   $ 83,779    $(2,614)        $ 91,339

Net earnings                                     -         -            -             -      10,235          -           10,235
Employee stock purchases                    14,201         7          226             -           -          -              233
Exercise of stock options                    3,000         1          242             -           -         17              260
Stock transactions                               -         -            -             -           -     (1,194)          (1,194)
Currency translation adjustment                  -         -            -            (3)          -          -               (3)
                                        ----------    ------       ------         -----    --------    -------         --------

Balances at May 31, 1998                 9,758,075    $4,879       $6,544         $(776)   $ 94,014    $(3,791)        $100,870

Net earnings                                     -         -            -             -       7,346          -            7,346
Employee stock purchases                         -         -          189             -           -         22              211
Employee stock awards                            -         -          128             -           -         12              140
Stock transactions                               -         -            -             -           -     (1,619)          (1,619)
Currency translation adjustment                  -         -            -           (61)          -          -              (61)
                                        ----------    ------       ------         -----    --------    -------         --------

BALANCES AT MAY 31, 1999                 9,758,075    $4,879       $6,861         $(837)   $101,360    $(5,376)        $106,887

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                YEAR ENDED MAY 31,
                                                                          -------------------------------
                                                                            1999       1998        1997
                                                                          --------   ---------   --------
OPERATING ACTIVITIES:
   Net earnings                                                           $ 7,346    $ 10,235    $ 8,764
   Adjustments to reconcile net earnings to net cash
       Provided by operating activities:
       (Gain) loss on disposition of property, plant & equipment                8        (583)      (421)
       Depreciation and amortization                                        3,238       3,744      3,421
     Deferred income taxes                                                    389        (383)      (230)
       Undistributed earnings of foreign affiliates, net                   (3,605)     (3,426)    (1,453)
       Undistributed earnings from U.S. partnership, net                      518        (480)      (699)
          Loss from affiliate, net                                              -         145        303
          Compensation expense related to restricted stock award               52           -          -
          Change in minority interest of majority-owned affiliates           (199)       (133)         -
     (Increase) in trading securities                                           -        (950)       (49)
     (Increase)in accounts receivable                                      (3,444)    (12,088)    (2,166)
     (Increase) in inventories                                               (221)     (5,362)    (1,273)
     Decrease (increase) in notes receivable, current                           -         650       (503)
     (Increase) decrease in prepaid expenses & other current assets          (502)     (1,280)     2,077
     (Increase) decrease in other assets                                      (23)        651     (1,048)
     Increase (decrease) in accounts payable & other current                 (803)      6,305     (3,725)
      liabilities                                                         -------    --------    -------
   Net cash provided by (used in) operating activities                      2,754      (2,955)     2,998
INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                         77       8,316        841
   Net additions to property, plant and equipment,
       net of effects of acquisitions                                      (3,216)     (4,200)    (2,832)
   Payments for acquisitions of businesses                                   (780)     (3,384)    (1,234)
   Decrease in notes receivable, non-current                                  130           -      1,042
   Investment in affiliates                                                  (260)        504       (648)
                                                                          -------    --------    -------
   Net cash provided by (used in) investing activities                     (4,049)      1,236     (2,831)
FINANCING ACTIVITIES:
   Addition to long term debt                                               7,783       5,594          -
   Reduction of long-term debt                                             (4,624)     (2,931)      (427)
   Treasury stock purchases                                                (1,619)     (1,194)         -
   Stock option transactions                                                    -         260          -
   Employee stock transactions                                                299         233        230
                                                                          -------    --------    -------
   Net cash provided by (used in) financing activities                      1,839       1,962       (197)
                                                                          -------    --------    -------
Net increase (decrease) in cash and cash equivalents                          544         243        (30)
Effect of exchange rate changes on cash and cash equivalents                  (61)         (3)         -
Cash and cash equivalents at beginning of year                              1,041         801        831
                                                                          -------    --------    -------
Cash and cash equivalents at end of year                                  $ 1,524    $  1,041    $   801
                                                                          =======    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest payments                                                      $   891    $    729    $   760
   Income tax payments                                                    $ 3,773    $  4,453    $ 4,600

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year 1999, the Company purchased assets of Fire Safety Service, Inc. The Company purchased assets of Sheridan Safety, Inc. in fiscal year 1998. In fiscal year 1997, the Company purchased assets of Pagel Safety, Inc. and the safety distribution division of Southeast Rubber & Safety, Inc. In conjunction with the acquisitions, assets acquired, liabilities assumed and cash paid are as follows:

                                                                   1999       1998       1997
                                                                  -------   --------   --------
   Fair value of assets acquired                                   $ 445     $2,298    $ 2,132
   Cost in excess of net assets of companies acquired                354      2,012        204
                                                                   -----     ------    -------
   Total assets recorded                                             799      4,310      2,336
   Liabilities assumed                                               (19)      (926)    (1,102)
                                                                   -----     ------    -------
   Cash paid for common stock and assets                           $ 780     $3,384    $ 1,234
                                                                   =====     ======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation --- The consolidated financial statements include the accounts of Vallen Corporation (the Company) and its consolidated subsidiaries, Vallen Safety Supply Company (Vallen Safety), Encon Safety Products, Inc. (Encon), Safety World, Inc., All Supplies, Inc. (All Supplies), Valcap Insurance Company Ltd., Vallen International Sales Corporation, and Vallen Safety Supply Company, Limited. All significant inter-company transactions and amounts have been eliminated in consolidation. Investments in unconsolidated affiliates are included on the equity basis. Certain prior year amounts have been reclassified to conform to current year presentation.

     Investment Securities --- The Company held only trading securities for investment in 1999, 1998 and 1997. Cost and estimated fair value were identical; therefore no unrealized gains or losses occurred in any year presented. Trading securities consist of obligations of states and political subdivisions and corporate issuers, and totaled $3,000,000 at May 31, 1999 and 1998, respectively.

     Inventory Valuation --- Inventories are stated at the lower of cost (weighted average) for Vallen Safety and All Supplies, and lower of cost (first in, first out) for Encon, or market (replacement).

     Property, Plant and Equipment --- Property, plant and equipment are stated at cost, less allowances for depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from 5-30 years for buildings and improvements, 3-7 years for furniture, fixtures and other equipment, and 3-5 years for data processing equipment and software.

     Acquisitions --- Acquisitions have been accounted for by the purchase method and, accordingly, the acquired company's assets are recorded at fair value as of the acquisition date. Results of operations are included from the date of acquisition.

     Intangibles --- Goodwill, which represents purchase price in excess of fair value of net assets of acquired businesses, is amortized on a straight-line basis over periods up to 40 years, and the related accumulated amortization was $841,000 and $601,000 at May 31, 1999 and 1998, respectively. Other intangibles are amortized over their estimated useful lives. Accumulated amortization of these other intangibles was $2,125,000 and $1,905,000 at May 31, 1999 and 1998, respectively.

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

     Fair Value of Financial Instruments --- The carrying values of cash and cash equivalents approximate the fair value due to short-term return of these instruments. The carrying value of accounts receivable and payable, notes receivable and accrued liabilities are considered to approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt is estimated to approximate fair value based on the company's incremental borrowing rate for similar types of borrowing arrangements.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)

     Impairment of Long Lived Assets -- The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). When the facts and circumstances indicate that property and equipment, and intangible or other non-current assets related to specifically acquired assets may be impaired, an evaluation of the recoverability of currently recorded costs would be made. If an evaluation is required, the estimated future value of undiscounted cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow value is required.

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

Foreign currency effects are summarized as follows:  ($000)

                                                            1999               1998               1997
                                                         ----------         -----------        ---------
Decrease in earnings due to the effects of
 translation adjustments on net income                      $  84              $ 338            $  59


Currency translation losses charged directly
 to accumulated other comprehensive loss                    $  61              $   3            $   -


     Earnings Per Common Share --- Net earnings per share were computed per the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS was computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted EPS was calculated by dividing net earnings by the combination of weighted average number of shares outstanding and the impact of dilutive potential common shares outstanding during the period. The net earnings for both basic and diluted EPS were $7.3 million, $10.2 million and $8.8 million for the years ended May 31, 1999, 1998 and 1997, respectively. The weighted average shares outstanding for the years ended May 31, 1999, 1998 and 1997 are as follows:

                                                                YEARS ENDED MAY 31,
                                              -------------------------------------------------------
                                                    1999               1998                1997
                                              ----------------   -----------------   ----------------
Basic                                                7,198,000           7,273,000          7,269,000
Restricted stock grant                                  13,000                 -0-                -0-
Incremental shares from exercise of
  outstanding stock options                             79,000              92,000             66,000
                                                     ---------           ---------          ---------
Diluted                                              7,290,000           7,365,000          7,335,000
                                                     =========           =========          =========

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

     Inventory costs are summarized as follows:

                                                                   MAY 31,
                                                   ------------------------------------
                                                     1999                        1998
                                                   -------                     --------
                                                        (Thousands of Dollars)
       Raw materials                               $ 1,878                      $ 1,897
       Work in process                                 157                          746
       Finished goods                               40,639                       39,697
                                                   -------                      -------
       Total inventories                           $42,674                      $42,340
                                                   =======                      =======

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment costs are summarized as follows:

                                                                   MAY 31,
                                                   ------------------------------------
                                                     1999                        1998
                                                   -------                     --------
                                                        (Thousands of Dollars)
       Land and improvements                       $   678                     $   656
       Buildings and improvements                    5,249                       4,966
       Furniture, fixtures and other equipment      23,070                      20,231
       Data processing equipment and software       10,456                      11,972
                                                   -------                     -------
       Total property, plant and equipment         $39,453                     $37,825
                                                   =======                     =======

     Maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are recognized at the time of disposal. Depreciation provided for in selling, general and administrative expenses was $2,788,000, $3,312,000, and $2,974,000 for the years ended May 31, 1999, 1998 and 1997 respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 4. LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in Thousands):

                                                                                                     MAY 31,
                                                                                 -----------------------------------------------
                                                                                          1999                     1998
                                                                                 ----------------------   ----------------------
     Notes payable, bank (1)                                                                    $13,000                  $ 9,800
     Variable rate, tax exempt, callable at par, industrial development
       Bonds due March 1, 2020; interest rate resets weekly
       (3.4% at May 31, 1999); secured by a letter of credit,
       further secured by a manufacturing facility with a depreciated
       cost of $2,066 at May 31, 1999                                                             2,750                    2,750
     Demand loans from a Canadian Bank  bearing interest at the prime rate and at the prime rate plus .25% (effective borrowing cost was 6.25% and
      6.5%, respectively as of May 31, 1999) secured by general assignment of
      accounts receivable of Vallen Safety Supply Company, Limited                                  869                      753

     Other notes payable                                                                            171                      328
                                                                                                -------                  -------
         Total long-term debt                                                                    16,790                   13,631
     Less current maturities                                                                        961                      898
                                                                                                -------                  -------
     Long-term debt, less current maturities                                                    $15,829                  $12,733
                                                                                                =======                  =======

     Debt maturities for the five years subsequent to May 31, 1999 are $961, $1,379, $3,120, $3,341, and $5,239, respectively, and $2,750 thereafter.

(1) - On July 24, 1995, Vallen Safety entered into a working capital credit facility with a major commercial bank. On July 17, 1998, the credit facility was amended to $13.5 million. The unsecured revolving credit facility provides, at Vallen Safety's option, interest at the prime rate or LIBOR + .75%. Fees related to the facility are not material. The interest rate at May 31, 1999 was 5.81% for $6 million drawn under the facility, 5.75% for an additional $5.8 million outstanding and an additional $1.2 million at 7.75%. Vallen Safety is required, under this agreement, to maintain financial ratios and maintain a minimum tangible net worth of not less than $20 million at any time during the period of the Credit Agreement plus 70% of the income added subsequent to October 24, 1997. On August 25, 1999 due dates for payments under the terms portion of the loan and final principal payment dates were extended by one year, effectively reclassifying $1.3 million of the note balance at May 31, 1999 as non-current.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

NOTE 5.  STOCK PLANS

     The Company has a stock option plan for key employees, which was amended September 10, 1998 to increase the number of options reserved by 400,000, (the "Plan") and has reserved for issuance 1,525,000 shares of its common stock. The Plan authorizes the Company to grant to its key employees options to purchase shares of common stock at prices per share equal to the fair market value of such stock at the date of grant.

     Under the stock option plan, options have been granted and are outstanding as to 266,000 shares as of May 31, 1999. These options are exercisable in increments of 33 1/3%, beginning in years after fiscal 1993, should the Company achieve three specified consolidated earnings per share targets. The Company achieved basic earnings per share of $1.21 for the year ended May 31, 1997 and $1.41 for the year ended May 31, 1998. These earnings levels resulted in vesting of 1/3 of the options outstanding as of the end of fiscal years 1997 and 1998. Based upon outstanding options as of May 31, 1999, 177,422 of the options are exercisable as of that date.

     During fiscal year 1999, the Company granted an additional 86,000 options to key executives under the plan. 66,000 of these options are exercisable in increments of 33 1/3% on June 1, 2001, 2002 and 2003. The other 20,000 are exercisable in increments of 33 1/3% should the Company achieve three specified consolidated earnings per share targets, which were not met in 1999.

     In connection with the acquisition of 100% of the capital stock of All Supplies in August 1995, the Compensation Committee and the Board of Directors of the Company approved the issuance of 100,000 options to the former owner of All Supplies under terms of an employment agreement. These options are exercisable in increments of 33 1/3%, beginning in fiscal year 1996, should the Company achieve specified consolidated earnings per share targets, and should All Supplies achieve certain sales and gross profit levels for the same fiscal year. These levels were not achieved in any of the fiscal years ended May 31, 1999, 1998 or 1997.

     Information relating to stock options is summarized as follows:

                                                                                                      OPTIONS PRICE
                                                                               SHARES                RANGE PER SHARE
                                                                        --------------------   ----------------------------
     Balance outstanding, at May 31, 1997                                           408,000                 $12.75 - $18.75
     Granted                                                                              -

     Exercised                                                                      (16,000)                $12.75 - $18.75
     Expired                                                                        (26,000)                $12.75 - $18.75
                                                                                    -------
     Balance outstanding, at May 31, 1998                                           366,000                 $12.75 - $18.75

     Granted                                                                         86,000                     $18.75
                                                                                    -------
     Balance outstanding at May 31, 1999                                            452,000                 $12.75 - $18.75
     Options exercisable at May 31, 1999                                            177,422                 $12.75 - $18.75

     During fiscal year 1999 there were 20,000 shares of restricted stock granted with a fair market value of $18.75 per share. These shares are scheduled to vest on June 1, 2003, although accelerated vesting is provided in certain instances. Compensation expense related to the restricted stock awards is based upon market price at the date of the grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense relating to restricted stock was $52,000 in 1999.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

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

     The Company adopted an employee stock purchase plan effective January 1, 1991. The Company has reserved for issuance 675,000 shares of its common stock to be used in the plan. The plan allows eligible employees to purchase shares at 85% of the lower of market value on January 1 or December 31. The difference between the employees' actual purchase price and the price on December 31 is compensation expense to the Company. Employee stock purchase plan expense was $45,000, $34,000 and $35,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which established financial accounting and reporting standards for stock-based employee compensation plans. Under this method compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Opinion No. 25. The Company elected to continue to measure compensation cost in accordance with APB No. 25 and therefore must comply with the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock option plans under SFAS No. 123. If the Company had recognized compensation cost on its stock option plan based on the fair value at the grant date for awards made after 1995, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (Thousands of dollars except per share data):


YEAR ENDED MAY 31,                                     1999                  1998                 1997
---------------------------------------------   -------------------   ------------------   ------------------
Net income - as reported                                     $7,346              $10,235               $8,764
Net income - pro forma                                       $7,205              $10,091               $8,602
Basic earnings per share - as reported                       $ 1.02              $  1.41               $ 1.21
Basic earnings per share - pro forma                         $ 1.00              $  1.39               $ 1.19

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                                                1999                       1997
                                                                        --------------------        ------------------
Expected dividend yield                                                        None                       None
Expected stock price volatility                                                 26%                        30%
Risk-free interest rate                                                        5.91%                      5.86%
Weighted average expected life of options                                     5 years                    5 years

     The weighted average fair value of stock options granted for 1999 and 1997 is $6.54 per share and $5.19 per share, respectively.

                      VALLEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---(CONTINUED)


NOTE 6. INCOME TAXES

     Income tax expense (benefit) consists of:


                                                                         YEAR ENDED MAY 31,
                                                                     ---------------------------
                                                                      1999      1998      1997
                                                                     -------   -------   -------
                                                                       (Thousands of Dollars)
     Current:
       Federal                                                       $1,399    $4,204    $4,464
       State                                                            262     1,220       562
       Foreign                                                          (75)      (66)        -
                                                                     ------    ------    ------
                                                                      1,586     5,358     5,026
     Deferred:
       Federal                                                          389      (533)     (230)
                                                                     ------    ------    ------

                                                                     $1,975    $4,825    $4,796
                                                                     ======    ======    ======

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the federal statutory income tax rates in effect in 1999, 1998 and 1997, to earnings before income taxes were as follows:

                                                                         YEAR ENDED MAY 31,
                                                                    -----------------------------
                                                                      1999       1998      1997
                                                                    --------   --------   -------
                                                                       (Thousands of Dollars)
     Tax expense at statutory rates                                 $ 3,101    $ 5,230    $4,646
     State tax expense, net of federal benefit                          173        793       371
     Non-includable foreign earnings                                 (1,393)    (1,219)     (471)
     Other, net                                                          94         21       250
                                                                    -------    -------    ------
                                                                    $ 1,975    $ 4,825    $4,796
                                                                    =======    =======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1999 and 1998 are presented below.

                                                                                  1999              1998
                                                                             ---------------   ---------------
                                                                                   (Thousands of Dollars)
Deferred tax assets:
       Inventories, principally due to additional costs
         inventoried for tax purposes                                                  $ 515            $  951
       Other                                                                              44               136
                                                                                       -----            ------
       Total deferred tax assets                                                         559             1,087

Deferred tax liabilities:
       Plant and equipment, principally due to differences
         in depreciation                                                                 474               497
       Software development expensed for tax                                               -               262
       Undistributed foreign earnings due to tax rate differences                        150                 -
       Accelerated property tax deduction                                                210               214
                                                                                        ----             -----
       Total deferred tax liability                                                      834               973
                                                                                        ----             -----
       Net deferred tax liability                                                       $275             $(114)
                                                                                        ====             =====

     There is no valuation allowance for the fiscal years ended May 31, 1999 or May 31, 1998. It is the opinion of management that future operations will more likely than not generate taxable income to realize the deferred tax assets.

     Deferred tax assets are included in the prepaid expenses and other current assets category on the Consolidated Balance Sheets.

NOTE 7.  PROFIT SHARING, DEFERRED COMPENSATION AND BONUS INCENTIVE PLANS

     The Company has established a profit sharing trust, which covers substantially all employees. The Company makes quarterly cash contributions of 10% of the net earnings of consolidated U.S, domestic operations, as defined by the trust agreement. Total profit sharing expense for the years ended May 31, 1999, 1998 and 1997 was $566,000, $712,000 and $729,000, respectively.

     During December 1990, the Company amended the profit sharing plan to include a 401(k) deferred compensation plan covering a majority of the Company's employees. Under the terms of the 401(k) plan, the Company makes matching contributions equal to 25% of the participants' contributions subject to certain participant vesting requirements. Total Company 401(k) contribution expense for the years ended May 31, 1999, 1998 and 1997 was $334,000, $341,000 and $320,000,
respectively.

     The Company also has bonus incentive plans for its officers, managers and other key employees. Cash bonuses are awarded based on incentive award schedules that measure achievement of individual and corporate objectives, among other factors. Bonus incentive plan expense was $1,251,000, $1,115,000 and $601,000, for the years ended May 31, 1999, 1998 and 1997, respectively.

NOTE 8.  INVESTMENT IN FOREIGN AFFILIATES

     The Company's investments in foreign affiliates includes a 50% ownership interest in Proveedora de Seguridad Industrial del Golfo S.A. (Mexico), which was acquired December 17, 1992; a 50% ownership interest in Century Sales and Service Limited (Canada), which was acquired June 6, 1995; and a 50% ownership in Vallen-Acetogen Safety Chile S.A. (Chile), which was formed December 21, 1998. A summary of investment in foreign affiliates is as follows (dollars in thousands):

Amount of original investment                                        $ 7,499
Translation adjustment (unrealized) adjusted
 in equity section of balance sheet                                     (773)
Equity earnings since acquisition, net
 of goodwill amortization and foreign
 currency translation amounts recognized in income                    10,769
Dividends received since acquisition                                    (493)
                                                                     -------
Investment at May 31, 1999                                           $17,002
                                                                     =======

     Under the terms of the Stock Purchase Agreement, the Company has the option to elect to purchase the remaining 50% of the outstanding capital stock of Century Sales at either five or six years from the date of the original stock purchase transaction, based upon formulas contained in the Agreement.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company conducts certain operations from leased premises under noncancellable operating leases. Under the terms of some of the leases, the Company pays taxes, maintenance, insurance and certain other operating expenses. Various computer, transportation and other equipment is also leased under short-term operating leases. Where applicable, management generally intends to renew leases that expire during the normal course of business. Rental expense for the years ended May 31, 1999, 1998 and 1997 amounted to $4,650,000, $2,935,000 and
$2,367,000, respectively. Lease commitments for noncancellable operating leases for the five years subsequent to May 31, 1999 are $4,089,000, $3,477,000, $2,820,000, $2,426,000 and $2,132,000 respectively.

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

NOTE 10.  CONCENTRATION OF CREDIT RISK

     The Company has a broad customer base, representing many diverse industries, doing business in most regions of the United States, Chile, Mexico and Canada. The Company evaluates credit risks on an individual customer basis before extending credit, and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts. In each of the years ended May 31, 1999, 1998 and 1997, no single customer accounted for more than 10% of consolidated sales. Letters of credit are required on most foreign sales, except to customers in Mexico and Canada. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

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

                                                                                      YEAR ENDED MAY 31,
                                                              ------------------------------------------------------------------
                                                                      1999                   1998                   1997
                                                              --------------------   --------------------   --------------------
                                                                                   (Thousands of Dollars)
Net sales:
     Distribution                                                        $291,824               $281,185               $245,221
     Manufacturing                                                         20,893                 19,925                 19,066
                                                                         --------               --------               --------
                                                                          312,717                301,110                264,287
     Intersegment sales                                                    (6,599)                (6,247)                (6,501)
                                                                         --------               --------               --------
                                                                         $306,118               $294,863               $257,786
Operating income:                                                        ========               ========               ========

     Distribution                                                        $  7,032               $ 11,503               $ 11,305
     Manufacturing                                                          3,414                  3,797                  4,026
                                                                         --------               --------               --------
                                                                           10,446                 15,300                 15,331
     Corporate general and administrative expenses                         (5,291)                (4,140)                (3,313)
                                                                         --------               --------               --------
       Total                                                             $  5,155               $ 11,160               $ 12,018
Identifiable assets:                                                     ========               ========               ========

     Distribution                                                        $131,538               $125,224               $107,413
     Manufacturing                                                         11,442                 11,345                  9,989
                                                                         --------               --------               --------
       Total                                                             $142,980               $136,569               $117,402
Capital expenditures:                                                    ========               ========               ========

     Distribution                                                        $  2,575               $  3,214               $  1,808
     Manufacturing                                                            641                    986                  1,024
                                                                         --------               --------               --------
       Total                                                             $  3,216               $  4,200               $  2,832
Depreciation and amortization:                                           ========               ========               ========

     Distribution                                                        $  2,601               $  3,182               $  3,066
     Manufacturing                                                            637                    562                    355
                                                                         --------               --------               --------
       Total                                                             $  3,238               $  3,744               $  3,421
                                                                         ========               ========               ========

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---  (CONTINUED)

NOTE 11.  BUSINESS SEGMENTS (CONTINUED)

     Summarized financial information for significant unconsolidated subsidiaries: The Company uses the equity method of accounting for investments in unconsolidated subsidiaries in which it has ownership of 20% - 50%. The summarized balance sheet and income statement information presented below includes amounts related to the following significant equity investees:
Proveedora de Seguridad Industrial Del Golfo, S.A. (Mexico) (50%), Century Sales & Service Limited (Canada) (50%), Vallen-Acetogen Safety Chile, S.A. (Chile)(50%) and Lion-Vallen Limited Partnership (LVI) (Texas) (50%). The summarized financial information below includes 100% of the individual companies' assets, liabilities, revenues, and expenses as of and for the years ended May 31, 1999 and 1998:

                                                              YEAR ENDED MAY 31,
                                                   -----------------------------------------
                                                     1999       1998       1999       1998
                                                   --------   --------   --------   --------
                                                         FOREIGN              DOMESTIC
                                                   -------------------   -------------------
                                                             (Thousands of Dollars)
Current assets                                      $34,817    $31,713    $ 1,912    $ 6,872
Non-current assets                                    8,208      5,270         21        377
                                                    -------    -------    -------    -------
Total assets                                        $43,025    $36,983    $ 1,933    $ 7,249
                                                    =======    =======    =======    =======

Current liabilities                                 $11,838    $14,668    $   357    $ 1,376
Non-current liabilities                               2,200      1,538          -      3,269
                                                    -------    -------    -------    -------
Total liabilities                                   $14,038    $16,206    $   357    $ 4,645
                                                    =======    =======    =======    =======

Net sales                                           $82,552    $79,277    $14,555    $19,060
Gross profit                                        $27,656    $21,981    $ 2,450    $ 3,358
Income from continuing operation                    $ 9,523    $ 9,553    $ 1,558    $ 1,467
Net income                                          $ 8,336    $ 6,978    $ 1,560    $ 1,346

                      VALLEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ---  (CONTINUED)

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly operating results for 1999 and 1998 are summarized as follows:

                                                              QUARTER ENDED
                                           ----------------------------------------------------
                                           AUGUST 31    NOVEMBER 30    FEBRUARY 28     MAY 31
                                           ----------   ------------   ------------   ---------
                                           (Thousands of Dollars, Except for Per Share Amounts)
1999
Net Sales                                     $72,936        $79,449        $77,389     $76,344
                                              =======        =======        =======     =======
Gross profit                                  $17,803        $19,000        $19,223     $18,491
                                              =======        =======        =======     =======
Net earnings                                  $ 1,883        $ 2,723        $ 2,185     $   555
                                              =======        =======        =======     =======
Net earnings per share - diluted              $   .26        $   .37        $   .30     $   .08
                                              =======        =======        =======     =======
1998
Net sales                                     $64,278        $75,138        $75,639     $79,808
                                              =======        =======        =======     =======
Gross profit                                  $15,775        $18,326        $18,309     $20,428
                                              =======        =======        =======     =======
Net earnings                                  $ 1,819        $ 2,524        $ 2,444     $ 3,448
                                              =======        =======        =======     =======
Net earnings per share - diluted              $   .25        $   .34        $   .33     $   .47
                                              =======        =======        =======     =======

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as of August 1, 1999 regarding each of Vallen's executive officers:

                                                                                          EXECUTIVE
                                                                                           OFFICER
NAME                         AGE   POSITION WITH THE COMPANY                                SINCE
----                         ---   --------------------------                               -----
Leonard J. Bruce              79   Chairman of the Board and Director                        1960
James W. Thompson             48   President, C.E.O. and Director                            1994
Leighton J. Stephenson        51   Vice President - Finance, Secretary and Treasurer         1993
David G. Key                  43   Vice President and General Manager,
                                   Encon Safety Products, Inc.                               1996
David H. Dewey                49   Vice President                                            1998

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

      1. Consolidated Financial Statements as listed in the Index to Financial Statements provided in response to Item 8 hereof. (see page 13 for Index)

      2. The following exhibits are filed as part of this report:

         3i. Restated Articles of Incorporation as amended. Incorporated by reference is Exhibit 3a to the Company's 1990 Form 10-K as filed with the Securities and Exchange Commission on August 17, 1990 (the "1990 Form 10-K").

         3ii. Bylaws of the Company as amended through June 23, 1994.
              Incorporated by reference is Exhibit 3ii to the Company's Form 10-Q for the quarterly period ended November 30, 1995 as filed with the Securities and Exchange Commission on January 16, 1996.

         10a. Vallen Corporation Stock Incentive Plan, specimen Non-qualified
              Stock Option Agreement and specimen Stock Appreciation Rights Agreement. Incorporated by reference is Exhibit 5.1 to the Company's Registration Statement No. 2-65349 on Form S-1 as filed with the Securities and Exchange Commission on August 27, 1979. *

         10b. Vallen Corporation 1985 Stock Option Plan for Key Employees.
              Incorporated by reference is Exhibit 10b to the Company's 1985 Form 10-K as filed with the Securities and Exchange Commission on August 27, 1985. *

         10c. Amendment to Vallen Corporation 1985 Stock Option Plan for Key
              Employees, as amended. Incorporated by reference is Exhibit 10c to the 1995 Form 10-K. *

         10d. Vallen Corporation 1990 Employee Stock Purchase Plan.
              Incorporated by reference is Exhibit 10d to the 1990 Form 10-K as filed with the Securities and Exchange Commission on August 14, 1996. *

         10e. Agreement dated June 6, 1994 between the Company and James W.
              Thompson. Incorporated by reference is Exhibit 10f to the Company's 1994 Form 10-K as filed with the Securities and Exchange Commission on August 17, 1994. *

         10f. Vallen Corporation Executive Incentive Compensation Plan.
              Incorporated by reference is Exhibit 10f to the Company's 1996 Form 10-K as filed with the Securities and Exchange Commission on August 9, 1996 (the "1996 Form 10-K"). *

         10g. First amendment to the Employment Agreement between the Company and James W. Thompson effective as of September 10, 1998. Incorporated by reference is Exhibit 10-1 to the Company's
              Form 10-Q for the quarterly period ended August 31, 1998, as filed with the Securities and Exchange Commission on October 9, 1998. *

         10h. Restricted Stock Agreement between the Company and James W.
              Thompson effective as of September 10, 1998. Incorporated by reference is Exhibit 10-2 to the Company's Form 10-Q for the quarterly period ended August 31, 1998, as filed with the Securities and Exchange Commission on October 9, 1998. *

         21.  Subsidiaries of the Company.  Incorporated by reference is
              Exhibit 21 to the Company's 1996 Form 10-K.

         23.  Consent of KPMG  LLP - attached.

         27.  Financial Data Schedule - attached.
------
* Management compensation agreement

     4. The Company hereby agrees to furnish to the Commission, on request, a copy of any instrument that defines the rights of holders of any long-term debt of the Company in excess of 10% of the total assets of the Company.

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


Date:  August 26, 1999

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

                     Name                                        CAPACITY                               DATE
----------------------------------------------   -----------------------------------------   ---------------------------

        /s/  JAMES W. THOMPSON                        President, Principal Executive               August 26, 1999
----------------------------------------------             Officer and Director
             James W. Thompson


       /s/  LEIGHTON J. STEPHENSON                       Vice President - Finance                  August 26, 1999
----------------------------------------------            Principal Financial and
            Leighton J. Stephenson                          Accounting Officer


       /s/  KIRBY ATTWELL                                        Director                          August 26, 1999
----------------------------------------------
            Kirby Attwell


       /s /  LEONARD J. BRUCE                              Chairman of the Board                   August 26, 1999
----------------------------------------------                 and Director
             Leonard J. Bruce


       /s/  DARVIN M. WINICK                                     Director                          August 26, 1999
----------------------------------------------
            Darvin M. Winick

        /s/  JOHN MYSER                                          Director                          August 26, 1999
----------------------------------------------
             John Myser

        /s/  ROBERT W. BRUCE                                     Director                          August 26, 1999
----------------------------------------------
             Robert W. Bruce

                               INDEX TO EXHIBITS

Exhibit numbers are in accordance with exhibit table in Item 601 of Regulation S-K.


    23.   --   Consent of KPMG  LLP.

    27.   --   Financial Data Schedule.