Form 10-Q
period 1999-08-31
VALLEN CORP
filed 1999-10-15
CIK 312907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q

              [x]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the quarterly period ended August 31, 1999

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

                             Yes [X]       No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury shares, at October 8, 1999:

                7,192,264 shares of Common Stock, $.50 Par Value

PART I
Item 1. FINANCIAL STATEMENTS
                      VALLEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                AUGUST 31,                 MAY 31,
                                                                                    1999                     1999
                                                                                -----------                 -------
                                                                                (Unaudited)
           ASSETS
Current assets:
   Cash and cash equivalents                                                       $  1,356                $  1,524
   Investment securities, at cost which approximates market                           2,300                   3,000
   Accounts receivable, net                                                          42,916                  50,878
   Inventories                                                                       46,566                  42,674
   Prepaid expenses and other current assets                                          4,497                   5,239
                                                                                   --------                --------
      Total current assets                                                           97,635                 103,315
Property, plant and equipment, at cost                                               40,579                  39,453
   Less accumulated depreciation and amortization                                    26,007                  25,234
                                                                                   --------                --------
      Net property, plant and equipment                                              14,572                  14,219
Notes receivable, non-current, affiliate                                                423                     427
Investment in foreign affiliates, net                                                17,905                  17,002
Intangibles, net of accumulated amortization                                          6,970                   7,108
Other                                                                                 3,341                     909
                                                                                   --------                --------
                                                                                   $140,846                $142,980
                                                                                   ========                ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $  2,968                $    961
   Accounts payable                                                                  11,872                  15,057
   Accrued liabilities                                                                2,893                   2,981
   Income taxes payable                                                                  71                       -
                                                                                   --------                --------
      Total current liabilities                                                      17,804                  18,999

Long-term debt, excluding current maturities                                         13,804                  15,829
Deferred income taxes                                                                   837                     834
Other non-current liabilities                                                           636                     764
Minority interest                                                                      (379)                   (333)
Shareholders' equity:
   Preferred stock $1.00 par value; 1,000,000 shares
      authorized and unissued
   Common stock $.50 par value;  20,000,000 shares
      authorized; 9,758,075 and 7,192,264 shares issued and
      outstanding at August 31, 1999, respectively, and
       9,758,075 and 7,182,264 issued and outstanding at
      May 31, 1999, respectively                                                      4,879                   4,879

   Additional paid-in capital                                                         7,017                   6,861
   Accumulated other comprehensive loss                                                (831)                   (837)
   Retained earnings                                                                102,434                 101,360

   Less cost of common shares held in treasury (2,565,811 and
      2,575,811 shares at August 31, 1999 and
      May 31, 1999, respectively)                                                    (5,355)                 (5,376)
                                                                                   --------                --------
      Total shareholders' equity                                                    108,144                 106,887
                                                                                   --------                --------
                                                                                   $140,846                $142,980
                                                                                   ========                ========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              (Thousands of Dollars Except for Per Share Amounts)

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                               --------------------------------------
                                                                                      1999                1998
                                                                               ------------------   -----------------
Net sales                                                                                $70,679             $72,936
Cost of sales                                                                             53,179              55,133
                                                                                         -------             -------
Gross profit                                                                              17,500              17,803
Selling, general and administrative expenses                                              17,024              16,150
                                                                                         -------             -------
Operating income                                                                             476               1,653
Earnings from foreign affiliates, net                                                        902                 940
Interest and dividend income                                                                  38                  73
Interest expense                                                                            (236)               (195)
Other (expense), net                                                                         (88)                 (4)
                                                                                         -------             -------
Earnings before income taxes                                                               1,092               2,467
Income taxes                                                                                  64                 630
Minority interests                                                                           (46)                (46)
                                                                                         -------             -------
Net earnings                                                                             $ 1,074             $ 1,883
                                                                                         =======             =======
Net earnings per common share - basic                                                    $  0.15             $  0.26
                                                                                         =======             =======
Net earnings per common share - diluted                                                  $  0.15             $  0.26
                                                                                         =======             =======
Weighted average number of common shares outstanding - basic                               7,191               7,225
Weighted average number of common shares outstanding - diluted                             7,237               7,325




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (UNAUDITED)
                             (Thousands of Dollars)

                                                       THREE MONTHS ENDED
                                                       -------------------
                                                           AUGUST 31,
                                                       -------------------
                                                        1999         1998
                                                       ------        ----
Net earnings                                           $1,074       $1,883
Other comprehensive earnings:
   Foreign currency translation gains                       6           17
                                                       ------       ------
Total comprehensive earnings                           $1,080       $1,900
                                                       ======       ======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

Three months ended August 31,                                                      1999               1998
-----------------------------                                                      ----               ----
OPERATING ACTIVITIES:
  Net earnings                                                                   $ 1,074             $ 1,883
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     (Gain) loss on disposition of property,
       plant and equipment                                                            (1)                 17
     Depreciation and amortization                                                   920                 784
     Change in deferred income taxes                                                   3                   7
     Undistributed earnings from foreign affiliates, net                            (902)               (940)
     Undistributed loss from U.S. affiliate, net                                       -                  65
     Undistributed earnings from U.S. partnership, net                                 1                (162)
     Compensation expense related to restricted sock award                            19                   -
     Change in minority interest of majority-owned
       foreign affiliate                                                             (46)                (46)
  Decrease in investment securities                                                  700                   -
  Decrease in accounts receivable, net                                             7,962               1,947
  (Increase) decrease in inventory                                                (3,892)              2,155
  (Increase) in notes receivable, current                                              -                (650)
  (Increase) decrease in prepaid expenses
     and other current assets                                                        742                (175)
  (Increase) in other assets                                                        (267)               (209)
  Decrease in accounts payable
     and other liabilities                                                        (3,330)             (4,302)
                                                                                 -------             -------
  Net cash provided by operating activities                                        2,983                 374
INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                                  -                  17
  Net additions to property, plant and equipment                                  (1,136)               (598)
  Payments for acquisitions of businesses, net of cash acquired                   (2,165)                  -
  Decrease in notes receivable                                                         4                   -
                                                                                 -------             -------
  Net cash used in investing activities                                           (3,297)               (581)
FINANCING ACTIVITIES:
  Additions to long-term debt                                                         63               1,500
  Reduction of long-term debt                                                        (81)               (196)
  Treasury stock purchases                                                             -                (925)
  Stock transactions                                                                 158                  88
                                                                                 -------             -------
  Net cash provided by financing activities                                          140                 467
                                                                                 -------             -------
  Net (decrease) increase in cash and cash equivalents                              (174)                260
  Effect of exchange rate on cash and cash equivalents                                 6                  17
  Cash and cash equivalents at beginning of period                                 1,524               1,041
                                                                                 -------             -------
  Cash and cash equivalents at end of period                                     $ 1,356             $ 1,318
                                                                                 =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest payments                                                              $   242             $   203
  Income tax payments                                                                 15                 626

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)


Note 1:  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Instructions to Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods and are of a normal and recurring nature. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending May 31, 2000. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Vallen Corporation's ("Vallen" or the "Company") Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

The accounting policies followed by the Company in preparing interim consolidated condensed financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K Annual Report for the fiscal year ended May 31, 1999. For interim reporting purposes, provisions for income taxes are recorded on the basis of the estimated annual effective tax rate. Certain prior year amounts have been reclassified to conform with current year presentation.

Investments in the common stock of foreign affiliated companies are accounted for by the equity method. The excess cost of the stock of these affiliates over the Company's share of their net assets at the acquisition date is being amortized on a straight line basis over 40 years.

Net earnings per share were computed per the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS was computed by dividing net earnings by the weighted average number of shares outstanding during the periods. Diluted EPS was calculated by dividing net earnings by the combination of weighted average number of shares outstanding and the impact of dilutive potential common shares outstanding during the period. The net earnings for both basic and diluted EPS were $1,074 and $1,883 for the three month periods ended August 31, 1999 and 1998, respectively. The weighted average shares outstanding for the periods ended August 31, 1999 and 1998 are as follows:

                                                 1999              1998
                                                 ----              ----
Basic                                          7,191,000       7,225,000
Restricted stock grant                            20,000               -
Incremental shares from exercise of
  outstanding stock options                       26,000         100,000
                                               ---------       ---------
Diluted                                        7,237,000       7,325,000
                                               =========       =========

                      VALLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Thousands of Dollars)

Note 2:  Inventory costs are summarized as follows:

                                       August 31, 1999          May 31, 1999
                                       ---------------          ------------
  Raw Materials                             $ 1,873                 $ 1,878
  Work-in-process                               128                     157
  Finished goods                             44,565                  40,639
                                            -------                 -------
  Total inventories                         $46,566                 $42,674
                                            =======                 =======

Note 3:  Long-term Debt

The Company has a $13.5 million working capital credit facility with a major commercial bank and at August 31, 1999, the Company had drawn $13 million under the facility. Of the $13 million borrowed, $6 million bore interest at 5.81%, $4.8 million bore interest at 5.94%, $1.2 million bore interest at 5.85% and $1 million bore interest at 5.98%.

On October 1, 1999, the Company entered into a new $5 million revolving promissory note with a major commercial bank, the proceeds of which were used to partially finance the Company's recent acquisitions. This unsecured revolving credit facility provides, at the Company's option, interest at the prime rate or LIBOR plus a margin of 1% to 2% depending on certain financial ratios. Fees on this facility range from .25% to .5% depending on the amounts borrowed and the results of the same certain financial ratios. The Company is required, under this agreement, to prepare a borrowing base report, maintain certain financial ratios, maintain an adjusted minimum net worth of at least $100 million and to limit capital expenditures to $4.5 million during the term of the note. The maturity date of this note is April 3, 2000.

The Company's variable rate, tax exempt industrial development bonds of $2.75 million bore interest at 3.45% as of August 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998:

RESULTS OF OPERATIONS

     Net sales decreased 3.1% to $70.7 million and gross profit decreased by 1.7% to $17.5 million. The decrease in net sales was a result of a continuation of the lower sales levels in the core distribution products group that began in the third quarter of fiscal year 1999 and continued into early August. During August, sales levels began to recover and exceeded the sales of August 1998 by 4.3%. Gross profit dollar levels for the distribution business decreased 2.2% from last year because of the lower sales levels. Gross profit for the manufacturing business increased 1.2% over 1998 as a result of reduced direct manufacturing costs.

     Selling, general and administrative expenses increased 5.4%, due to a combination of greater service business related expenses associated with the Company's strategic plan to increase the supplementary service lines to provide its customers with the Company's broader concept of safety distribution lines, sales campaign start-up costs in the manufacturing business, and higher payroll related costs as a result of tightening labor markets that was partially offset by reduced employee workforce. Interest expense was higher in the first quarter of fiscal 2000 compared to the prior year's first quarter as a result of higher outstanding levels of borrowing partially offset by lower interest rates. Other income decreased primarily due to the cessation of the existing Lion-Vallen partnership contract with the Department of Defense that occurred in June, 1999. The partnership has since entered into a new contract with the Department of Defense to provide similar services in another location that is scheduled to begin operations in the third quarter of fiscal year 2000.

     Earnings from foreign affiliates decreased to $902 thousand in fiscal year 2000 compared to $940 thousand in the same period of fiscal year 1999 primarily as a result of lower earnings recorded by Century Sales, the Company's 50% owned Canadian affiliate. The Canadian affiliate's operations have been negatively affected by the downturn in the energy business in Western Canada, which includes many of its customers. The recovery of energy prices have resulted in an increased level of capital spending in the energy sector and a corresponding improvement in the operating results of Century. Earnings recorded by the Company's 50% owned Mexican affiliate, Proveedora, continue to be positively impacted by the continuation of its services contract with Pemex. One significant contract expired at May 31, 1999 but was replaced by a comparable contract in July.

     Net earnings decreased 43% in the quarter ended August 31, 1999 to $1.08 million ($.15 per diluted share), compared to $1.88 million ($.26 per diluted share) in the previous year's first quarter. The decrease in earnings was a result of a combination of lower sales in Vallen Safety's domestic distribution operations and higher selling, general and administrative costs related to higher levels of services business in effect through August 31.

FINANCIAL CONDITION

     Cash flows provided by operations for the three months ended August 31, 1999 totaled $3.0 million compared to $374 thousand for the three months ended August 31, 1998. The increase in the current period compared to the same period of the prior year is primarily related to lower levels accounts receivable due to positive results from increased collection efforts with certain significant customers, other current assets and marketable securities partially offset by cash used to increase inventory levels due to higher seasonal demands.

     The Company's financial position during fiscal quarter of 2000 remains strong with working capital of $79.8 million and a current ratio of 5.5 to 1 compared to working capital of $84.3 million and a current ratio of 5.4 to 1 at May 31, 1999. Management believes the Company's liquidity, working capital and borrowing capacity due to relatively low current financial leverage levels are sufficient to meet capital expenditure and working capital needs in the future.

     Lion Vallen Partnership income was based upon a U.S. government let contract to supply clothing to a Department of Defense base. That contract expired in June 1999. The partnership, of which 50% is owned by a Vallen subsidiary, recently was awarded a new contract with the Department of Defense to manage a procurement, inventory logistics and distribution program for military recruit clothing items for approximately two thousand ordering locations throughout the Southeast United States. The new operation will be based in Virginia and will provide logistics and supply chain management under the contract with a base period of three years, with additional one year options up to a maximum of ten years. The announced value of the fee-based contract is approximately $110 million for the ten-year period and operations are expected to commence in December 1999. During the three months ended August 31, 1999, the Company recognized a loss of $1 thousand compared to equity earnings of $162 thousand from the partnership for the same period of fiscal year 1999.

     During the three months ended August 31, 1999, the Company purchased the businesses of Gulf Coast Respiratory Services (GCRS) of Houston, Texas and Augusta Automatic Fire Systems and Equipment, Inc. of Augusta, Georgia. GCRS is a leading provider of occupational respiratory protection testing and safety consulting services, serving Gulf Coast markets. The Company plans to expand GCRS operations to a national basis over the next year. Augusta Automatic Fire installs and services fire protection systems and portable extinguisher units in the Northeast Georgia and South Carolina markets.

     On October 6, 1999, the Company purchased the business of Keller Fire & Safety, Inc., (Keller) of Kansas City, Kansas. Keller is a privately owned regional provider of industrial and commercial fire suppression and fire alarm systems as well as portable fire safety equipment. Keller provides full service installation and system maintenance capabilities for its customers, as well as installation and maintenance of commercial sprinkler systems. Based in Kansas City, Keller covers the greater Kansas City area, eastern Kansas and western Missouri. Additionally, Keller's technicians oversee systems installation project for larger customers in other geographical areas. They feature a complete system design and logistic planning service for turnkey fire system service.

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

     The Company conducted a comprehensive review of its internal computer systems and applications to identify those that might be affected by the year 2000 issue and developed an implementation plan to resolve the year 2000 issue. The Company corrected or replaced those systems and applications that were not year 2000 compliant. Conversion of the Company's computer systems has been completed and tested. All Company computer systems are now year 2000 compliant.

     It is anticipated that all year 2000 compliance efforts are complete. However, if such modifications and conversions were not completed accurately, the year 2000 issue may have a material impact on the operations of the Company. The Company is also working to ensure that products purchased by Vallen, as well as services utilized by Vallen, will be year 2000 compliant. However, no assurance can be given that such compliance will happen.

     Vallen has established a year 2000 business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of year 2000 contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes have been developed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Total debt at August 31, 1999 included $16.7 million of floating rate debt to banks and for industrial development bonds. As a result, the Company's annual interest cost in fiscal year 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $105,000.

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


                                   VALLEN CORPORATION

                                   Registrant


      October 15, 1999              /s/    James W. Thompson
-------------------------------    -----------------------------------
Date                               James W. Thompson
                                   President



      October 15, 1999             /s/    Leighton J. Stephenson
--------------------------------   -----------------------------------
Date                               Leighton J. Stephenson
                                   Vice President - Finance,
                                   Secretary and Treasurer